Form 10QSB
period 2008-02-29
Hammer Handle Enterprises Inc.
filed 2008-04-04
CIK 1422296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-148545

Hammer Handle Enterprises, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1212 Haida Avenue, Saskatoon, Saskatchewan, Canada S7M 3W7
(Address of principal executive offices)

206-202-3226
(Issuer’s telephone number)

_______________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes    [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,670,000 common shares as of Ferbuary 29, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of February 29, 2008 and November 30, 2007;

F-2	Statements of Operations for the three months ended February 29, 2008 and period from inception (June 29, 2007 ) to February 29, 2008;

F-3	Statement of Stockholder’s Equity for the period from inception (June 29, 2007) to February 29, 2008;

F-4	Statements of Cash Flows for the three months ended February 29, 2008 and period from inception (June 29, 2007) to February 29, 2008; and

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the full year.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
UNAUDITED BALANCE SHEETS
As at February 29, 2008 and November 30, 2007

ASSETS	February 29, 2008	November 30, 2007
		(audited)
Current assets
Cash	$31,345	$60,607
Prepaid expenses	9,167	0
Total current assets	40,512	60,607

TOTAL ASSETS	$40,512	$60,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,750	$4,000

TOTAL LIABILITIES	1,750	4,000

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 50,000,000 shares authorized, 2,870,000 shares issued and outstanding	2,870	2,870
Additional paid in capital	68,130	68,130
Deficit accumulated during the exploration stage	(32,238)	(14,393)
Total stockholders’ equity	38,762	56,607

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,512	$60,607

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three months ended February 29, 2008
Period from June 29, 2007 (Inception) to February 29, 2008

	Three months ended February 29, 2008	Period from June 29, 2007 (Inception) to February 29, 2008

Revenues	$0-	$0-

General and administrative expenses:

Professional fees	8,933	12,933
Foreign exchange loss (gain)	-0-	692
Exploration costs	6,310	14,810
Other	2,602	3,803
Total general and administrative	17,845	32,238

Net loss	$(17,845)	$(32,238)

Net loss per share:
Basic and diluted	$0 .00

Weighted average shares outstanding:
Basic and diluted	2,870,000

See accompanying notes to financial statements.

 HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from June 29, 2007 (Inception) to February 29, 2008

	Common stock Shares Amount		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
Issuance of common stock for cash to founders	2,400,000	$2,400	$21,600	$-	$24,000
Issuance of common stock for cash at $ .10 per share	470,000	470	46,530		47,000
Net loss for the period	-	-	-	(14,393)	(14,393)
Balance, November 30, 2007	2,870,000	2,870	68,130	(14,393)	56,607
Net loss for the period				(17,845)	(17,845
Balance, February 29, 2008	2,870,000	$2,870	$68,130	$(32,238	$38,762

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Three months ended February 29, 2008
Period from June 29, 2007 (Inception) to February 29, 2008

	Three months ended February 29, 2008	Period from June 29, 2007 (Inception) to February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,845)	$(32,238)
Change in non-cash working capital items Prepaid expenses	(9,167)	(9,167)
Accounts payable and accrued liabilities	(2,250)	1,750
CASH FLOWS USED IN OPERATING ACTIVITIES	(29,262)	(39,655)

CASH FLOWS USED IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	71,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	71,000

NET INCREASE (DECREASE) IN CASH	(29,262)	31,345
Cash, beginning of period	60,607	0
Cash, end of period	$31,345	$31,345

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Hammer Handle Enterprises Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form SB-2.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form SB-2, have been omitted.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Hammer Handle Enterprises Inc. (“Hammer Handle”) was incorporated in Nevada on June 29, 2007.  Hammer Handle is an exploration stage company and has not yet realized any revenues from its planned operations.

On November 15, 2007, the Company completed its acquisition of a 100% interest in the “Pinto” mineral claims which is comprised of three contiguous British Columbia mineral tenures occupying an aggregate of 230 hectares or 569 acres of land.  The claims are located near Grand Forks, British Columbia.

Cash and Cash Equivalents

For the purposes of presenting cash flows, Hammer Handle considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

Mineral Properties

Cost of license acquisition, exploration and carrying and retaining unproven mineral lease properties are expensed as incurred.  Costs of acquisition are capitalized subject to impairment testing, in accordance with SFAS 144 “ Accounting for the Impairment of Long-Lived Assets”,
when facts and circumstances indicate impairment may exist.

Comprehensive Income

The Company has adopted SFAS 130 “ Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax

Hammer Handle  follows SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

Recent accounting pronouncements

Hammer Handle does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Hammer Handle has recurring losses and has a deficit accumulated during the exploration stage of $32,238 as of February 29, 2008.  Hammer Handle 's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Hammer Handle has no current source of revenue. Without realization of additional capital, it would be unlikely for Hammer Handle to continue as a going concern.  Hammer Handle 's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Hammer Handle 's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 4 – INCOME TAXES

For the period ended February 29, 2008, Hammer Handle has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $32,200 at February 29, 2008, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$10,960
Valuation allowance	(10,960)
Net deferred tax asset	$-

NOTE 5 – COMMON STOCK

At inception, Hammer Handle issued 2,400,000 shares of stock for $24,000 cash.

During the period ended November 2007, Hammer Handle issued 470,000 shares of stock for $ 47,000 cash.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 6 – COMMITMENTS

Hammer Handle neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated in the State of Nevada on June 29, 2007 (date of incorporation). We are an exploration-stage company engaged in the exploration of mineral resource properties. On October 17, 2007 we acquired the Pinto Project (the “Property” or the “Project” or the “Pinto Property”), a series of properties and their associated mineral claims in British Columbia.

The Property is located in South Central British Columbia, Canada, approximately 62 kilometers north of Grand Forks, B.C. at roughly (49°35'26" N. Latitude; 118°21'40" W. Longitude). Property access is possible by paved Provincial Highway and well maintained gravel Forest Service Roads.

The Property is 100% owned by Hammer Handle Enterprises Inc. and is comprised of 3 contiguous British Columbia Government's Mineral Tenure Staking On-Line System (“MTO”) issued mineral claims (Tenure #529410, #553574 and #553575) occupying a total of 230.3556 hectares (569.221 acres). The mineral claims are in good standing with respect to the British

Columbia Mineral Tenure Act through March 4, 2008 (#529410) and March 5, 2008 (#553574 and #553575), respectively.

We own 100% interest in the land covered by our mineral claims. Currently, we are not aware of any native land claims that might affect the title to the mineral claims or the property. Although we are unaware of any situation that would threaten these claims, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group asserts an interest in these claims, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish any interest that we hold in these claims.

Plan of Operation

Our plan of operation is to conduct exploration work on the claims in order to ascertain whether they possess commercially exploitable mineral deposits. There can be no assurance that such deposits exist on these properties.

Even if we complete our proposed exploration programs on the properties and we are successful in finding a deposit, we may not find enough to pay our expenses or achieve profitable operations.

Recommended Program of Preliminary Exploration

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the preliminary phase of exploration on our property. Once we complete the preliminary phase, we will make a decision as to whether or not we will proceed with further exploration based upon the analysis of the results of that program. Our sole director will make these decisions based upon the recommendations of an independent geologist who will oversee the program and record the results.

In connection with our plan of operation, our consulting geologist has recommended the following:

Before any substantive field work and/or mineral exploration programs are mounted on the Pinto Project, a site visit and Property Inspection program should be initiated. A qualified person (as per Canadian National Instrument 43-10 1 definitions) should be mobilized to the Project for this Property Inspection and historical sampling verification sampling program. A Technical Report should be subsequently authored based on this report and that property inspection.

Preceding or concurrent with the Property Inspection program, a detailed compilation of all exploration data available on the Franklin Mining Camp and the Pinto Property itself should be undertaken. The data should be digitized into a useable form such as a GIS package.

While this compilation has begun, to some extent, with the authoring of this report, there is a great deal of information which remains to be compiled from various published sources (as well as additional unpublished sources). In particular, a more coherent database of the lithological units on the project should be compiled into a useable geological package complete with legend as well as all available structural data. A coherent compilation of all germane data in the Franklin Camp would greatly aid future exploration work on the Pinto Project.

The Victoria B.C.G.S. Library should be visited and its facility utilized for this compilation project with specific attention paid to the Property Files available through the Franklin Camp MINFILEs.

Unfortunately, the most prospective areas immediate to Pinto Property are held under alternative ownership. The author recommends that close attention be paid to the mineral titles ownership of the surrounding areas. The ground to the south, west and north of the Project would benefit greatly if brought under a single ownership umbrella.

After the described desk study, data compilation program, and site inspection compliant report are completed, it is recommended that the Pinto Project should be explored by a staggered series of work programs designed to achieve the following exploration objectives:

▪	Re-establish Property geological control (outcrop mapping) by prospecting and GPS surveys;
▪	Systematic sampling of all bedrock exposures defined from the above;
▪	Alteration mapping project;
▪	Geochemical soil sampling within (verification) and beyond the limits of historic work;
▪	Airborne geophysical survey;
▪	Geophysical assessment (I.P.) of the property following on the geochemical survey;
▪	Trenching and open cut exploration and sampling (following up on defined geochemical and geophysical anomalies);
▪	Definition of drill targets and testing by diamond drilling.

Additionally, our consulting geologist recommends environmental and socio-economic programs are undertaken contemporaneously to any exploration programs. These studies should focus on:

▪	Environmental baseline studies including water sampling and ARD/ABA testing of mineralization and host rock;
▪	Identification and preliminary contact with the local First Nations;
▪	Identification and preliminary contact with the surface rights holders toward existing access road use and working agreements;
▪	Identification and preliminary contact with local conservation groups and communities.

Our consulting geologist’s recommended phased exploration program is summarized below:

PHASE I:

1. Phase I: QP Property Inspection and Technical Report Generation: A 2-day site visit conducted by a Q.P. Samples should be collected and assayed with a view towards confirming historically reported assay values. In specific, the open cut, adits, and old workings should be visited and sampled. Effort should be made to re-establish any historic grid locations and/or sample sites. Access and up-to-date Property conditions should also be gained. The Q.P. should then author a Technical Report based on this inspection and sample program/assays. A program budget of C$8,000 and duration of l month (allowing for the site visit, assay turnaround and report generation) are required for this phase, which could be done anytime between May and November. No work permits would be required for this phase of work.

PHASE II:

2.  Phase II: Systematic and Detailed Franklin Camp Data Compilation and Digitization: A geologist adept at GIS compilation should be employed to catalogue and digitize all available information on the Franklin camp and Pinto Projects. This data should be assembled into a single coherent GIS package which could be utilized to guide all future work on the Project. In particular, a detailed geological basemap (including robust lithological catalogues and associated structural data) should be produced from this exercise. In addition, the geologist should garner a clear understanding of the identified mineralization within the Franklin Camp and apply that knowledge to exploration planning on the Pinto Property. A program budget of C$3,000 and duration of 6 days are required for this phase, which could be done anytime. No work permits would be required for this phase of work.

PHASE III:

3.  Phase IIIA: Prospecting and Assessment of Pinto Property: A 2-week reconnaissance prospecting program would be undertaken by two locally experienced prospectors over the Pinto Property. The existing 1:20,000 scale basemap (and 1:5,000 scale blowups thereof) for the Pinto Property should be adequate for this program (the 1:20,000 scale N.T.S. 082E.059 map sheet); alternatively, digital TRIM topography Data is available in digital format for purchase for approximately C$1,000 and could be enlarged for this purpose. The program would focus on bedrock exposure location (GPS Survey) and systematic sampling as well as a preliminary soil sampling program in the defined anomalous areas of the project (all with subsequent assaying). A program budget of C$28,000 and duration of 2 weeks are required for this phase, which could be done anytime between May and November. No work permits would be required for this phase of work.

4.  Phase IIIB: Grid-based Geochemical Survey: A GPS surveyed, flagged exploration grid would be established over the Pinto Property covering an area of approximately 0.8 kilometers2 (the southeastern portion of the claims). The minimum line spacing for the grid should be 100 meters, with a minimum of 10,900 meter north-south lines over the area east of Gloucester Creek and centered on Pinto Creek. A total of 9 line kilometers (minimum) would be required for this program. Soil geochemistry (C soil horizon focus) should be sampled on 50 meter centers; for a total of approximately 200 samples. This would require three weeks for two prospectors to establish and sample the grid; Geological and structural mapping of the grid by a geologist should also be conducted during this program, along with rock grab and representative chip sampling of any significant mineral occurrences discovered. A program budget of C$35,000 would be necessary for this phase and could be conducted between May and November. Phase IIIA prospecting could easily be combined with this Phase for economies of scale. No work permits would be required for this phase of work.

5.  Phase IIIC: Geophysical Survey: An Induced Polarization (J.P.) and coincident VLF/EM survey program would be conducted over the same grid as described above. The program would be designed to assess the near surface (>200 meters depth) mineralization potential of the property. The program should take an estimated 10 days to conduct at an approximate cost of C$35,000. Phase II A/B Prospecting and geochemical surveying could be combined with this Phase easily. A Notice of Work Permit and reclamation bond will be required to be applied for and authorized by the B.C. Ministry of Energy, Mines and Petroleum Resources for this program. The creation and granting of the permit will require an approximate one month window before the work in conducted. The work could be conducted anytime between May and November.

6.  Phase IIID: Technical Report and Assessment Work: An NI 43-101 Technical Report should be prepared after the completion of Phase III. This would take approximately one month to complete and cost an estimated C$15,000. Additionally, a report should be prepared and filed with the Provincial Government to apply the Phase I expenses to the Pinto Property (estimated cost of report and filings, C$2,500).

PHASE IV

7.  Phase IVA: Pinto North-West Prospecting and Grid Expansion: A GPS surveyed flag grid should be established over the remainder of Pinto Property covering an area of approximately l kilometer2 (the north and western portion of the claims; east and west of Gloucester Creek). The line spacing for the grid should again be run at a minimum of 100 meters, with a minimum of eight 1,300 meter north-south lines over the area east and west of Gloucester Creek. A total of 10 line kilometers (minimum) would be required for this program. Soil geochemistry (B or C soil horizon focus) should be sampled on 50 meter centers; for a total of approximately 250 samples. This would require three weeks for two prospectors to establish and sample the grid. Geological and structural mapping of the grid by a geologist should also be conducted during this program, along with rock grab and representative chip sampling of any significant mineral occurrences discovered. This grid should then be run with an IP Program as in Phase IIIC. A program budget of C$100,000 would be necessary for this phase and could be conducted between May and November; A Notice of Work Permit Update (amendment) and additional reclamation bond will be required to be applied for and authorized by the B.C. Ministry of Energy, Mines and Petroleum Resources for this program.

8.  Phase IVB: Mechanical Trenching/Diamond Drilling: Should prior phase results warrant, a mechanical trenching and or diamond drilling program should be conducted to test the defined anomalies for more detailed assessment. A new (or amended) Notice of Work application to the B.C. Ministry of Energy, Mines and Petroleum Resources would be required as well as an increase of the reclamation bonding for this program. The estimated budget for a trenching and/or Diamond Drilling program would be C$250,000 and take a total of three months to complete. Updated technical reports should follow on the completion of Phase II, (another C$15,000).

Proposed Budget

The aforementioned recommendations are expanded into a proposed budget for such activities below:

PHASE I
Property Inspection / Technical Report Generation

Work	Notes	Number	Cost	Work Cost
Property Inspection	QP Consultant	3 days	C$650/day	C$	1,950
Technical Report	QP Consultant	9 days	Assays/Writing	C$	5,850
Total with Contingency	Including work from this report			C$	8 ,000

PHASE II
Franklin Camp Data GIS Compilation
Work	Notes	Number	Cost	Work Cost
Research	Consultant	2 days	C$500/day	C$	1,000
GIS Database	Consultant	4 days	C$500/day	C$	2,000
Total with Contingency Including work from this report				C$	3,000

PHASE III
Property Exploration - PHASE III A

Work	Notes	Number	Cost	Work Cost
Base Map Preparation	Consultant	1 day	C$1,000	C$	1,000
Prospect/Sampling	2 Prospectors	28 man days	C$300/man day	C$	8,400
Geological Control	Geologist	5 days	C$650/man day	C$	3,250
Expenses	Truck, hotel, food	30 days	C$180/day	C$	5,400
Supplies	Sampling Gear		C$1,000	C$	1,000
Analyses	Rock / Soil	200 samples	C$25/sample	C$	5,000
Compilation	Consultant	2 days	C$650/day	C$	1,300
Total with Contingency				C$	28,000

Pinto Grid Geochemistry - PHASE III B

Work	Notes	Number	Cost	Work Cost
Prospecting	2 Prospectors	38 man days	C$300/man day	$	C 11,400
Geology Control	1Geologist	6 days	C$650/day	$	C 3,900
Expenses	Truck, hotel, food	40 man days	C$180/day	$	C 7,200
Analyses	Soils, Rocks	250 samples	C$25/sample	$	C 6,250
Supplies	Sampling Gear		C$2,000	$	C 2,000
Compilation	Consultant	2 days	C$650/day	$	C 1,300
Total with Contingency				$	C 35,000

Pinto Grid Geophysics - Phase III C

Work	Notes	Number	Cost	Work Cost
Notice of Work	Consultant	1day	C$700/day	C$	700
Bond to MEMPR	Reclamation	1	C$2,000	C$	2,000
I.P. / VLF-EM	Consultant	10 days	C$1,750/linekm	C$	28,000
Consultant Support	Prospector	10 days	C$300/day	C$	3,000
Total with Contingency				B	35,000

Technical Report - Phase III D

Work	Notes	Number	Cost	Work Cost
Technical Report	Geologist	25 days	C$600/day	C$	15,000
Totals				C $	15,000

PHASE IV
Pinto NW Grid Geochemistry and Geophysics - PHASE IV A

Work	Notes	Number	Cost	Work Cost
Prospecting	2 Prospectors	64 man days	C$300/man day	C$	19,200
Geology Control	1 Geologist	10 days	C$650/day	C$	6,500
Expenses	Truck, hotel, food	70 man days	C$180/day		$12,600
Analyses	Soils, Rocks	350 samples	C$25/sample		$8,750
Supplies	Sampling Gear		C$2,000		$2,000
Compilation	Consultant	2 days	C$650/day		$1,300
Notice of Work Update	Consultant	1 day	C$700/day		$700
Bond to MEMPR	Reclamation	1	C$1,000		$1,000
I.P. / VLF-EM	Consultant	10 days	C$1,750/linekm		$38,000
Consultant Support	Prospector	10 days	C$300/day		$3,000
Total with Contingency					$100,000

Trenching and Diamond Drilling – Phase IV B

Work	Notes	Number	Cost	Work Cost
Notice of Work	Consultant	2 days	C$700/day	C$	1,400
Bond to MEMPR	Reclamation	Trench/Drill		C$	10,000
Road Construction	Estimate	5 kilometers		C$	100,000
Trenching	Contractor	10 days	C$1,000/day	C$	10,000
Diamond Drilling	Contractor	1500 meters	C$100/metre	C$	150,000
Geology, Log Core	Geologist	30 days	C$700/day	C$	21,000
Core Splitter	Labor	30 days	C$250/day	C$	7,500
Expenses	Truck/hotel/food	30 days	C$250/day	C$	7,500
Analyses	Rocks, Core	300 samples	C$25/sample	C$	7,500
Compilation	Geologist	6 days	C$700/day	C$	4,200
Total with Contingency					C$ 350,000

Technical Report - Phase IV C

Work	Notes	Number	Cost	Work Cost
Technical Report	Geologist	28 days	C$700/day	C$	19,600
Totals				C$	19,600

Our Exploration Program in the Next 12 Months

We intend to proceed with a preliminary exploration program as recommended by our Consulting Geologist. Once complete, the recommended preliminary geological exploration program (consisting of Phases I, II, and III) will cost approximately C$124,000. If the preliminary program is successful, our Consulting Geologist recommends a C$500,000 drill program to further explore the Pinto Property. We had $38,762 in working capital as of February 29, 2008. Accordingly, we are able to begin but not complete the preliminary exploration program without additional financing. We plan to raise up to $200,000 of additional capital during the next 12 to 18 months by seeking additional funds from existing investors or by offering equity securities to new investors in order to complete our preliminary exploration program. The risky nature of this enterprise and lack of tangible assets other than the Property places other types of debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

Once we receive the analysis of each Phase of our exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional Phases of exploration. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of each Phase of the exploration program are sufficiently positive to enable us to proceed. This assessment will include an evaluation of our cash reserves after the completion of each exploration Phase, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Pinto Mineral Claims, we intend to seek out and acquire interests in other North American mineral exploration properties, which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. If we are unable to locate and acquire such prospects, we may be forced to seek other business opportunities. Presently, we have not given any consideration to the acquisition of other exploration properties because we have only recently commenced our preliminary exploration program and have not received any results.

Upon the completion of preliminary Phases of exploration, or any additional Phases, which are successful in identifying mineral deposits, we will have to spend substantial funds on further exploration and engineering studies before we know that we have a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

Results of Operations for the three months ended February 29, 2008 and period from inception to February 29, 2008

We did not earn any revenues from our inception (June 29, 2007) through the period ending February 29, 2008. We do not anticipate earning revenues unless and until such time that we enter into commercial production of the Pinto Mineral Claims, or other mineral claims we may acquire and develop. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Pinto Mineral Claims, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $17,845 for the three months ended February 29, 2008 and $32,238 from our inception on June 29, 2007 to February 29, 2008. The operating expenses for the three months ended February 29, 2008 included professional fees in the amount of $8,933, exploration costs of $6,310, and other costs of $2,602. The operating expenses for the period from our inception on June 29, 2007 to February 29, 2008 mainly included professional fees in the amount of $12,933, exploration expenses in the amount of $14,810, and other expenses in the amount of 3,808. The professional fees consist of legal fees and accounting fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $17,845 for the three months ended February 29, 2008 and $32,238 from our inception on June 29, 2007 to February 29, 2008.

Liquidity and Capital Resources

As at February 29, 2008, we had $1,750 in current liabilities. Our financial statements report a net loss of $32,238 for the period from June 29, 2007 (date of inception) to February 29, 2008. Our net loss is primarily due to exploration costs expended in pursuit of our business plan. On February 29, 2008, we had working capital of $38,762. Our plan is to raise equity financing in the amount of $200,000 during the next 12 months. There can be no assurance that we will be able to raise this money. We anticipate that this money, if raised, will be enough to cover the budgeted expenditures for the next twelve months. Any remaining monies will be carried forward to complete additional exploration.

Off Balance Sheet Arrangements

As of February 29, 2008, there were no off balance sheet arrangements.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource and contract for employment as needed.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from inception (June 29, 2007) through November 30, 2007, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

We have recurring losses and has a deficit accumulated during the exploration stage of $14,393 as of November 30, 2007. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Our ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Comprehensive Income

We have adopted SFAS 130 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, we would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. We have not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax

We follow SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

There were various other accounting standards and interpretations issued during 2006 or to November 30, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. David Price.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February 6, 2008, the registration statement filed on Form SB-2 (Commission file number 333-148545) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 470,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 29, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hammer Handle Enterprises, Inc.

Date:	March 31, 2008

By: /s/David Price David Price Title: Chief Executive Officer and Director