Form 10-Q
period 2008-05-31
Hammer Handle Enterprises Inc.
filed 2008-07-11
CIK 1422296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,870,000 common shares as of May 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2008 (unaudited) and November 30, 2007 (audited);

F-2	Statements of Operations for the three and six months ended May 31, 2008 and period from June 29, 2007 (Inception) to May 31, 2008 (unaudited);

F-3	Statement of Stockholders’ Equity for period from June 29, 2007 (Inception) to May 31, 2008 (unaudited);

F-4	Statements of Cash Flows for the three and six months ended May 31, 2008 and period from June 29, 2007 (Inception) to May 31, 2008 (unaudited);

F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As at May 31, 2008 and November 30, 2007

ASSETS	May 31, 2008	November 30, 2007
	(unaudited)	(audited)
Current assets
Cash	$17,918	$60,607
Prepaid expenses	6,667	0-
Total current assets	24,585	60,607

TOTAL ASSETS	$24,585	$60,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,252	$4,000

TOTAL LIABILITIES	9,252	4,000

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 50,000,000 shares authorized, 2,870,000 shares issued and outstanding	2,870	2,870
Additional paid in capital	68,130	68,130
Deficit accumulated during the exploration stage	(55,667)	(14,393)
Total stockholders’ equity	15,333	56,607

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,585	$60,607

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months and six months ended May 31, 2008
Period from June 29, 2007 (Inception) to May 31, 2008

	Three months ended May 31, 2008	Six months ended May 31, 2008		Period from June 29, 2007 (Inception) to May 31, 2008

Revenues	$0		$0	$0

General and administrative expenses:
Professional fees	16,782		25,715	29,715
Foreign exchange loss	-0-		-0-	692
Exploration costs	3,737		10,047	18,547
Other	2,910		5,512	6,713
Total general and administrative	23,429		41,274	55,667

Net loss	$(23,429)		$(41,274)	$(55,667)

Net loss per share:
Basic and diluted	$(0 .01)	$	( 0 .01)

Weighted average shares outstanding:
Basic and diluted	2,870,000		2,870,000

See accompanying notes to financial statements.

 HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
Period from June 29, 2007 (Inception) to May 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the exploration
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	2,400,000	$2,400	$21,600	$-	$24,000

Issuance of common stock for cash at $ .10 per share	470,000	470	46,530		47,000

Net loss for the period	-	-	-	(14,393)	(14,393)
Balance, November 30, 2007	2,870,000	2,870	68,130	(14,393)	56,607

Net loss for the period	-	-	-	(41,274)	(41,274)
Balance, May 31, 2008	2,870,000	$2,870	$68,130	$(55,667)	$15,333

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six months ended May 31, 2008
Period from June 29, 2007 (Inception) to May 31, 2008

	Six months ended May 31, 2008	Period from June 29, 2007 (Inception) to May 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,274)	$(55,667)
Change in non-cash working capital items
Prepaid expenses	(6,667)	(6,667)
Accounts payable and accrued liabilities	5,252	9,252
CASH FLOWS USED IN OPERATING ACTIVITIES	(42,689)	(53,082)

CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	71,000

NET INCREASE (DECREASE) IN CASH	(42,689)	17,918
Cash, beginning of period	60,607	-0-
Cash, end of period	$17,918	$17,918

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

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
May 31, 2008

Mineral Properties

Cost of license acquisition, exploration and carrying and retaining unproven mineral lease properties are expensed as incurred.  Costs of acquisition are capitalized subject to impairment testing, in accordance with SFAS 144 “ Accounting for the Impairment of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax

Hammer Handle follows SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forward.  No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

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
May 31, 2008

Recent accounting pronouncements

Hammer Handle does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Hammer Handle has recurring losses and has a deficit accumulated during the exploration stage of $55,667 as of May 31, 2008.  Hammer Handle's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Hammer Handle has no current source of revenue. Without realization of additional capital, it would be unlikely for Hammer Handle to continue as a going concern.  Hammer Handle 's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Hammer Handle's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 4 – INCOME TAXES

For the period ended May 31, 2008, Hammer Handle has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $55,700 at May 31, 2008, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$18,940
Valuation allowance	(18,940)
Net deferred tax asset	$-

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

NOTE 5 – COMMON STOCK

At inception, Hammer Handle issued 2,400,000 shares of stock for $24,000 cash.

During the period ended November 2007, Hammer Handle issued 470,000 shares of stock for $47,000 cash.

NOTE 6 – COMMITMENTS

Hammer Handle neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Proposed Budget

The aforementioned recommendations are expanded into a proposed budget for such activities below:

PHASE I
Property Inspection / Technical Report Generation

Work	Notes	Number	Cost	Work Cost
Property Inspection	QP Consultant	3 days	C$650/day	C$	1,950
Technical Report	QP Consultant	9 days	Assays/Writing	C$	5,850
Total with Contingency	Including work from this report			C$	8,000

PHASE II
Franklin Camp Data GIS Compilation

Work	Notes	Number	Cost	Work Cost
Research	Consultant	2 days	C$500/day	C$	1,000
GIS Database	Consultant	4 days	C$500/day	C$	2,000
Total with Contingency	Including work from this report			C$	3,000

PHASE III
Property Exploration - PHASE III A

Work	Notes	Number	Cost		Work Cost
Base Map Preparation	Consultant	1 day	C$	1,000	C $	1,000
Prospect/Sampling	2 Prospectors	28 man days	C$	300/man day	C$	8,400
Geological Control	Geologist	5 days	C$	650/man day	C$	3,250
Expenses	Truck, hotel, food	30 days	C$	180/day	C$	5,400
Supplies	Sampling Gear		C$	1,000	C$	1,000
Analyses	Rock / Soil	200 samples	C$	25/sample	C$	5,000
Compilation	Consultant	2 days	C$	650/day	C$	1,300
Total with Contingency					C$	28,000

Pinto Grid Geochemistry - PHASE III B

Work	Notes	Number	Cost		Work Cost
Prospecting	2 Prospectors	38 man days	C$	300/man day	C$	11,400
Geology Control	1Geologist	6 days	C$	650/day	C$	3,900
Expenses	Truck, hotel, food	40 man days	C$	180/day	C$	7,200
Analyses	Soils, Rocks	250 samples	C$	25/sample	C$	6,250
Supplies	Sampling Gear		C$	2,000	C$	2,000
Compilation	Consultant	2 days	C$	650/day	C$	1,300
Total with Contingency					C$	35,000

Pinto Grid Geophysics - Phase III C

Work	Notes	Number	Cost		Work Cost
Notice of Work	Consultant	1day	C$	700/day	C$	700
Bond to MEMPR	Reclamation	1	C$	2,000	C$	2,000
I.P. / VLF-EM	Consultant	10 days	C$	1,750/linekm	C$	28,000
Consultant Support	Prospector	10 days	C$	300/day	C$	3,000
Total with Contingency					C	35,000

Technical Report - Phase III D

Work	Notes	Number	Cost	Work Cost
Technical Report	Geologist	25 days	C$600/day	C$	15,000
Totals				C$	15,000

PHASE IV
Pinto NW Grid Geochemistry and Geophysics - PHASE IV A

Work	Notes	Number	Cost		Work Cost
Prospecting	2 Prospectors	64 man days	C$	300/man day	C$	19,200
Geology Control	1 Geologist	10 days	C$	650/day	C$	6,500
Expenses	Truck, hotel, food	70 man days	C$	180/day	C$	12,600
Analyses	Soils, Rocks	350 samples	C$	25/sample	C$	8,750
Supplies	Sampling Gear		C$	2,000	C$	2,000
Compilation	Consultant	2 days	C$	650/day	C$	1,300
Notice of Work Update	Consultant	1 day	C$	700/day	C$	700
Bond to MEMPR	Reclamation	1	C$	1,000	C$	1,000
I.P. / VLF-EM	Consultant	10 days	C$	1,750/linekm	C$	38,000
Consultant Support	Prospector	10 days	C$	300/day	C$	3,000
Total with Contingency					C$	100,000

Trenching and Diamond Drilling – Phase IV B

Work	Notes	Number	Cost		Work Cost
Notice of Work	Consultant	2 days	C$	700/day	C$	1,400
Bond to MEMPR	Reclamation	Trench/Drill			C$	10,000
Road Construction	Estimate	5 kilometers			C$	100,000
Trenching	Contractor	10 days	C$	1,000/day	C$	10,000
Diamond Drilling	Contractor	1500 meters	C$	100/metre	C$	150,000
Geology, Log Core	Geologist	30 days	C$	700/day	C$	21,000
Core Splitter	Labor	30 days	C$	250/day	C$	7,500
Expenses	Truck/hotel/food	30 days	C$	250/day	C$	7,500
Analyses	Rocks, Core	300 samples	C$	25/sample	C$	7,500
Compilation	Geologist	6 days	C$	700/day	C$	4,200
Total with Contingency					C$	350,000

Technical Report - Phase IV C

Work	Notes	Number	Cost		Work Cost
Technical Report	Geologist	28 days	C$	700/day	C$	19,600
Totals					C$	19,600

Our Exploration Program in the Next 12 Months

We intend to proceed with a preliminary exploration program as recommended by our Consulting Geologist. Once complete, the recommended preliminary geological exploration program (consisting of Phases I, II, and III) will cost approximately C$124,000. If the preliminary program is successful, our Consulting Geologist recommends a C$500,000 drill program to further explore the Pinto Property. We had $15,333 in working capital as of May 31, 2008. Accordingly, we are able to begin but not complete the preliminary exploration program without additional financing. We plan to raise up to $200,000 of additional capital during the next 12 to 18 months by seeking additional funds from existing investors or by offering equity securities to new investors in order to complete our preliminary exploration program. The risky nature of this enterprise and lack of tangible assets other than the Property places other types of debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

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

Results of Operations for the three and six months ended May 31, 2008 and period from inception to May 31, 2008

We did not earn any revenues from our inception (June 29, 2007) through the period ending May 31, 2008. We do not anticipate earning revenues unless and until such time that we enter into commercial production of the Pinto Mineral Claims, or other mineral claims we may acquire and develop. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Pinto Mineral Claims, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $23,429 for the three months ended May 31, 2008, $41,274 for the six months ended May 31, 2008, and $55,667 from our inception on June 29, 2007 to May 31, 2008. The operating expenses for the three months ended May 31, 2008 included professional fees in the amount of $16,782, exploration costs of $3,737, and other costs of $2,910. The operating expenses for the six months ended May 31, 2008 included professional fees in the amount of $25,715, exploration costs of $10,047, and other costs of $5,512. The operating expenses for the period from our inception on June 29, 2007 to May 31, 2008 mainly included professional fees in the amount of $29,715, exploration expenses in the amount of $18,547, and other expenses in the amount of 6,713. The professional fees consist of legal fees and accounting fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $23,429 for the three months ended May 31, 2008, $41,274 for the six months ended May 31, 2008, and $55,667from our inception on June 29, 2007 to May 31, 2008.

Liquidity and Capital Resources

As at May 31, 2008, we had $9,252 in current liabilities. Our financial statements report a net loss of $55,667 for the period from June 29, 2007 (date of inception) to May 31, 2008. Our net loss is primarily due to exploration costs expended in pursuit of our business plan. On May 31, 2008, we had working capital of $15,333. Our plan is to raise equity financing in the amount of $200,000 during the next 12 months. There can be no assurance that we will be able to raise this money. We anticipate that this money, if raised, will be enough to cover the budgeted expenditures for the next twelve months. Any remaining monies will be carried forward to complete additional exploration.

Off Balance Sheet Arrangements

As of May 31, 2008, there were no off balance sheet arrangements.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource and contract for employment as needed.

Going Concern

We have recurring losses and have a deficit accumulated during the exploration stage of $55,667 as of May 31, 2008.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Our ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2008.  This evaluation was carried out under the supervision and with the participation of our

Chief Executive Officer and our Chief Financial Officer, David Price.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2008.

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

Hammer Handle Enterprises, Inc.

Date:	July 10, 2008

By: /s/David Price David Price Title: Chief Executive Officer and Director