Form 10-Q
period 2008-08-31
Hammer Handle Enterprises Inc.
filed 2008-10-15
CIK 1422296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-148545

Hammer Handle Enterprises, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1212 Haida Avenue, Saskatoon, Saskatchewan, Canada S7M 3W7
(Address of principal executive offices)

(206) 202-3226
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,670,000 common shares as of August 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of August 31, 2008 (unaudited) and November 30, 2007 (audited);
F-2	Statements of Operations for the three and nine months ended August 31, 2008 and period from June 29, 2007 (Inception) to August 31, 2007 and 2008 (unaudited);
F-3	Statement of Stockholders’ Equity for period from June 29, 2007 (Inception) to August 31, 2008 (unaudited);
F-4	Statements of Cash Flows for the nine months ended August 31, 2008 and period from June 29, 2007 (Inception) to August 31, 2007 and 2008 (unaudited);
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As at August 31, 2008 and November 30, 2007

ASSETS	August 31, 2008	November 30, 2007
	(unaudited)	(audited)
Current assets
Cash	$9,584	$60,607
Prepaid expenses	4,167	0-
Total current assets	13,751	60,607

TOTAL ASSETS	$13,751	$60,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,078	$4,000

TOTAL LIABILITIES	4,078	4,000

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 50,000,000 shares authorized, 1,670,000 shares issued and outstanding	1,670	1,670
Additional paid in capital	69,330	69,330
Deficit accumulated during the exploration stage	(61,327)	(14,393)
Total stockholders’ equity	9,673	56,607

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,751	$60,607

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months and nine months ended August 31, 2008
Period from June 29, 2007 to August 31, 2007
Period from June 29, 2007 (Inception) to August 31, 2008

	Three months ended August 31, 2008		Nine months ended August 31, 2008		Period from June 29, 2007 (Inception) to August 31, 2007		Period from June 29, 2007 (Inception) to August 31, 2008

Revenues		$-0-		$-0-		$-0-	$-0-

General and administrative expenses:
Professional fees		2,327		28,042		-0-	32,042
Foreign exchange loss		505		505		-0-	1,197
Exploration costs		-0-		10,047		-0-	18,547
Other		2,828		8,340		-0-	9,541
Total general and administrative		5,660		46,934		-0-	61,327

Net loss	$	(5,660)		$(46,934)		$-0-	$(61,327)

Net loss per share:
Basic and diluted		$(0.0 0)	$	( 0 .03)	$	( 0 .0)

Weighted average shares outstanding:
Basic and diluted		1,670,000		1,670,000		1,200,000

See accompanying notes to financial statements.

 HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
Period from June 29, 2007 (Inception) to August 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the exploration
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	1,200,000	$1,200	$22,800	$-	$24,000
Issuance of common stock for cash at $ .10 per share	470,000	470	46,530		47,000
Net loss for the period	-	-	-	(14,393)	(14,393)
Balance, November 30, 2007	1,670,000	1,670	69,330	(14,393)	56,607
Net loss for the period	-	-	-	(46,934)	(46,934)
Balance, August 31, 2008	1,670,000	$1,670	$69,330	$(61,327)	$9,673

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine months ended August 31, 2008
Period from June 29, 2007 (Inception) to August 31, 2008

	Nine months ended August 31, 2008	Period from June 29, 2007 to August 31, 2007	Period from June 29, 2007 (Inception) to August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,934)	$-0-	$(61,327)
Change in non-cash working capital items
Prepaid expenses	(4,167)	-0-	(4,167)
Accounts payable and accrued liabilities	78	-0-	4,078
CASH FLOWS USED IN OPERATING ACTIVITIES	(51,023)	-0-	(61,416)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	24,0000-	71,000

NET INCREASE (DECREASE) IN CASH	(51,023	24,000	9,584
Cash, beginning of period	60,607	-0-	-0-
Cash, end of period	$9,584	$24,000	$9,584

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

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

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

Hammer Handle does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Hammer Handle has recurring losses and has a deficit accumulated during the exploration stage of $61,327 as of August 31, 2008.  Hammer Handle's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Hammer Handle has no current source of revenue. Without realization of additional capital, it would be unlikely for Hammer Handle to continue as a going concern.  Hammer Handle 's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Hammer Handle's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 4 – INCOME TAXES

For the period ended August 31, 2008, Hammer Handle has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $61,300 at August 31, 2008, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$20,850
Valuation allowance	(20,850)
Net deferred tax asset	$-

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 5 – COMMON STOCK

At inception, Hammer Handle issued 1,200,000 shares of stock for $24,000 cash.

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

NOTE 7- SUBSEQUENT EVENTS

On September 11, 2008, Hammer Handle entered into an agreement of Conveyance, Transfer, and Assignment of Assets and Assumption of Liabilities related to its 100% interest in the Pinto mineral claims.  Under the agreement, Hammer Handle’s interest in the claims were sold to Cove Park Enterprises Ltd. for cash consideration of $2,000 and an assumption of any liabilities related to the mineral claims.

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

Sale of Pinto Claims

We were incorporated in the State of Nevada on June 29, 2007 (date of incorporation). Until recently, we were an exploration-stage company engaged in the exploration of mineral resource properties. On October 17, 2007 we acquired the Pinto Project, a series of properties and their associated mineral claims in British Columbia.

Pursuant to an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, we transferred our Pinto Project mineral claims located in British Columbia to Cove Park Enterprises, Ltd., an Alberta corporation for a price of $2,000 (the “Split-Off”).  As part of the Split-off, Cove Park Enterprises agreed to assume any and all liabilities which may be related to the Pinto mineral claims.

As a result of the Split-Off, we are no longer pursuing our business plan of exploring mineral properties in British Columbia.  Our business plan was to explore the Pinto claims for any commercially exploitable base or precious metal deposits.  Despite our best efforts, however, we have been unable to secure financing adequate to fund a proper exploration of our mineral properties.  Because of our difficulties in obtaining necessary financing, we have determined that our plan of operations is no longer commercially viable.  In the next 12 months, our management will be evaluating alternative business opportunities with which we can go forward as an operating business. We have not identified any business opportunities thus far, but we are actively looking.  There can be no assurance, however, that we will be able to continue as a going concern.

Results of Operations for the three and nine months ended August 31, 2008 and period from inception to August 31, 2008

We did not earn any revenues from our inception (June 29, 2007) through the period ending August 31, 2008. We do not anticipate earning revenues until such time that we are able to secure a successful business opportunity.

We incurred operating expenses in the amount of $5,660 for the three months ended August 31, 2008, $46,934 for the nine months ended August 31, 2008, and $61,327 from our inception on June 29, 2007 to August 31, 2008. The operating expenses for the three months ended August 31, 2008 primarily included professional fees in the amount of $2,327, and other costs of $2,828. The operating expenses for the nine months ended August 31, 2008 primarily included professional fees in the amount of $28,042, exploration costs of $10,047, and other costs of $8,340. The operating expenses for the period from our inception on June 29, 2007 to August 31, 2008 primarily included professional fees in the amount of $32,042, exploration expenses in the amount of $18,547, and other expenses in the amount of $9,541. The professional fees consist of legal fees and accounting fees.

We incurred a net loss in the amount of $5,660 for the three months ended August 31, 2008, $46,934 for the nine months ended August 31, 2008, and $61,327 from our inception on June 29, 2007 to August 31, 2008.

Liquidity and Capital Resources

As at August 31, 2008, we had $13,751 in current assets and $4,078 in current liabilities. On August 31, 2008, we had working capital of $9,673. We will need financing during the next 12 months. There can be no assurance that we will be able to raise this money.

Off Balance Sheet Arrangements

As of August 31, 2008, there were no off balance sheet arrangements.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period.

Going Concern

We have recurring losses and have a deficit accumulated during the exploration stage of $61,327 as of August 31, 2008.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Our ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, David Price.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2008.

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

Hammer Handle Enterprises, Inc.

Date:	October 10, 2008

By: /s/ David Price David Price Title: Chief Executive Officer and Director