Form 10-K
period 2008-11-30
Hammer Handle Enterprises Inc.
filed 2009-03-02
CIK 1422296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-148545

Hammer Handle Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1212 Haida Avenue, Saskatoon Saskatchewan, Canada	S7M 3W7
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (206) 202-3226

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  1,670,000 as of February 25, 2009.

 PART I
Item 1.   Business

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

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We do not lease or own any real property. Our executive and head office is located at 1212 Haida Avenue, Saskatoon, Saskatchewan, Canada S7M 3W7. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.  When and if we require additional space, we intend to move at that time.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended November 30, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “HMMH.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November 30, 2008
Quarter Ended	High $	Low $
November 30, 2008	N/A	N/A
August 31, 2008	N/A	N/A
May 31, 2008	N/A	N/A
February 29, 2008	N/A	N/A

Fiscal Year Ending November 30, 2007
Quarter Ended	High $	Low $
November 30, 2007	N/A	N/A
August 31, 2007	N/A	N/A
May 31, 2007	N/A	N/A
February 29, 2007	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of November 30, 2008, we had forty (40) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Because of the difficulties in obtaining additional funding to fund our exploration program on the Pinto claims, we have been presented with the difficult task of re-evaluating our business plan. Management has been searching for and evaluating alternative lines of business suitable for our company. We can provide no assurance, however, that we will be able to obtain a new business opportunity or the funds necessary to implement any new business plan.

Results of Operations for the Year Ended November 20, 2008, and Period from June 29, 2007 (Date of Inception) until November 30, 2007 and 2008

We did not earn any revenues from our inception (June 29, 2007) through the period ending November 30, 2008 operating the Pinto claims. We did, however, realize revenues of $2,000 for the year ended November 30, 2008 in connection with the Split-Off.  We do not anticipate earning further revenues until such time that we are able to secure a successful business opportunity.

Our operating expenses were $60,957 for the year ended November 30, 2008. Our primary operating expenses for the year ended November 30, 2008 were professional fees of $35,677, exploration costs of $10,047 and other expenses of $13,943.

Our operating expenses were $75,350 for the period from June 29, 2007 (Inception) to November 30, 2008. Our operating expenses for the period from June 29, 2007 (Inception) to November 30, 2008 were primarily related to professional fees of $39,677, exploration costs of $18,547 and other expenses of $15,144.

We recorded a net loss of $58,957 for the year ended November 30, 2008 and $73,350 for the period from June 29, 2007 (Inception) to November 30, 2008.

Liquidity and Capital Resources

As of November 30, 2008, we had total current assets of $6,953, consisting of cash in the amount of $5,286 and prepaid expenses of $1,667. We had current liabilities in the amount of $9,303 as of November 30, 2008. Thus, we had a working capital deficit of $2,350 as of November 30, 2008.

Operating activities used $55,321 in cash for the year ended November 30, 2008. Our net loss of $58,957 was the primary reason for our negative operating cash, offset by an increase in accounts payable of $5,303. There were no financing or investing activities during the period.

Operating activities used $65,714 in cash for the period from June 29, 2007 (Date of Inception) until November 30, 2008. Our net loss of $73,350 was the primary reason for our negative operating cash, offset by an increase in accounts payable of $9,303. Financing activities during the period from June 29, 2007 (Date of Inception) until November 30, 2008 generated $71,000 in cash during the period from the sale of our common stock.

Our survival depends on obtaining additional financing. We anticipate that we will also need additional financing to pursue other business opportunities. If we are unable to obtain additional financing, our business plan and our ability to acquire another business and continue as a going concern will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations or any plan of operations until such time as the necessary funds are raised in the equity securities market.

Going Concern

We have negative working capital, recurring losses since inception, and a deficit accumulated during the development stage of $73,350 as of November 30, 2008.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and ultimately, upon achieving profitable operations through the development of business activities.

Off Balance Sheet Arrangements

As of November 30, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending November 30, 2008.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of November 30, 2008 are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Price	President, Secretary, Treasurer and Director	50	President, Secretary, Treasurer and a Director since June 29, 2007 (date of incorporation of the Company)

Business Experience
The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating his business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

David Price, President, Secretary, Treasurer and Director
On June 29, 2007 (date of incorporation of the Company) David Price was appointed as our President, Secretary, Treasurer and a director of our company.  Mr. Price founded Hammer Handle in anticipation of his retirement from Saskatchewan Telecom (or “Sasktel”), where he worked from 1976 to October, 2007.   While at Sasktel he worked in a number of positions, most recently as a facility technician.  During his 30 year career he acquired a range of knowledge and business contacts relating to the resource sector, particularly uranium (Saskatchewan supplies approximately 30 percent of the world's uranium), precious metals and oil and gas.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from David Price.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

All proceedings of our sole director for the year ended November 30, 2008 were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the proceedings of the director.  Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. There has been no need to delegate functions to these committees due to the fact that our operations are at a very early stage to justify the effort and expense of creating and maintaining these committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

As of November 30, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer from incorporation (June 29, 2007) through November 30, 2007, and the year ended November 30, 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Price President, Secretary, Treasurer and Director(1)	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0
 (1)      David Price became our President, Secretary, Treasurer and a director of our company on June 29, 2007 (date of incorporation).

Narrative Disclosure to Summary Compensation Table

We have not compensated our executive officer since our inception. We have no plans to compensate our executive officer until such time that we are able to generate net income from our operations.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into an employment agreement or consulting agreement with our sole director and executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our sole director or Board of Directors, as the case may be.

Pension, Retirement or Similar Benefit Plans
There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Price	-	-	-	-	-	-	-	-	-
Stock Options and Stock Appreciation Rights

Since June 29, 2007 (date of inception) to November 30, 2008 we have not granted any stock options or stock appreciation rights to any of our directors or officers.

Compensation of Directors

The table below summarizes all compensation of our directors as of November 30, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Price	-	-	-	-	-	-	-

Compensation Of Directors

Our sole director has received no compensation to date and there are no plans to compensate him in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 25, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
David Price President, Secretary, Treasurer and Director 1212 Haida Avenue, Saskatoon, Saskatchewan, Canada S7M 3W7	Common Shares	1,200,000	71.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000 Shares	71.9%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 1,670,000 shares of common stock issued and outstanding for the company as of February 25, 2009.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$10,250	-	-	-
2007	$5,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of November 30, 2008 and 2007;
F-3	Statements of Operations for the year ended November 30, 2008 and the periods from June 29, 2007 (Date of Inception) through November 30, 2007 and 2008;
F-4	Statement of Stockholders’ Equity for period from inception to November 30, 2008;
F-5	Statements of Cash Flows for the year ended November 30, 2008 and the periods from June 29, 2007 (Date of Inception) through November 30, 2007 and 2008;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.3	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on January 9, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Hammer Handle Enterprises Inc.

By:	/s/ David Price
David Price President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 26, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ David Price
David Price President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 26, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Hammer Handle Enterprises Inc.
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheets of Hammer Handle Enterprises Inc.   (the “Company”) as of November 30, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended November 30, 2008 and the period from June 29, 2007 (Date of Inception) through November 30, 2007 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hammer Handle Enterprises Inc. as of November 30, 2008 and 2007, and the results of its operations and its cash flows for the year ended November 30, 2008 and the period from June 29, 2007 (Date of Inception) through November 30, 2007 and 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
February 19, 2009

HAMMER HANDLE ENTERPRISES INC.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As of November 30, 2008 and 2007

ASSETS	2008	2007
Current assets
Cash	$5,286	$60,607
Prepaid expenses	1,667	-
	6,953	60,607

TOTAL ASSETS	$6,953	$60,607

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$9,303	$4,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized, 1,670,000 shares issued and outstanding	1,670	1,670
Additional paid in capital	69,330	69,330
Deficit accumulated during the exploration stage	(73,350)	(14,393)
Total stockholders’ equity (deficit)	(2,350)	56,607

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,953	$60,607

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the year ended November 30, 2008
For the period from June 29, 2007 (Date of Inception) through November 30, 2007
For the period from June 29, 2007 (Date of Inception) through November 30, 2008

	Year ended November 30, 2008	Period from June 29, 2007 (Date of Inception) to November 30, 2007	Period from June 29, 2007 (Date of Inception) to November 30, 2008
Revenue
Disposition of mining property interest	$2,000	$-	$2,000

General and administrative expenses:
Professional fees	35,677	$4,000	$39,677
Foreign exchange loss	1,290	692	1,982
Exploration costs	10,047	8,500	18,547
Other	13,943	1,201	15,144
Total general and administrative expenses	60,957	14,393	75,350

Net loss	$(58,957)	$(14,393)	$(73,350)

Net loss per share: Basic and diluted	$(0.04)	$(0.01)	$(0.00)

Weighted average shares outstanding: Basic and diluted	1,670,000	1,292,840

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from June 29, 2007 (Date of Inception) through November 30, 2008

	Common Stock		Additional Paid in	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Stage	Total

Inception, June 29, 2007	-	$0	$0	$0	$0

Issuance of common stock for cash to founder	1,200,000	1,200	22,800	-	24,000

Issuance of common stock for cash at $.06 per share	470,000	470	46,350	-	47,000

Net loss for the period ended November 30, 2007	-	-	-	(14,393)	(14,393)

Ending Balance, November 30, 2007	1,670,000	1,670	69,330	(14,393)	56,607

Net loss for the year ended November 30, 2008	-	-	-	(58,957)	(58,957)

Ending Balance, November 30, 2008	1,670,000	$1,670	$69,330	$(73,350)	$(2,350)

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the year ended November 30, 2008
For the period from June 29, 2007 (Date of Inception) to November 30, 2007
For the period from June 29, 2007 (Date of Inception) to November 30, 2008

	Year ended November 30, 2008	From June 29, 2007 (Date of Inception) to November 30, 2007	From June 29, 2007 (Date of Inception) to November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,957)	$(14,393)	$(73,350)
Change in non-cash working capital items
(Increase) in prepaid expenses	(1,667)	-	(1,667)
Increase in accounts payable	5,303	4,000	9,303
CASH FLOWS USED IN OPERATING ACTIVITIES	(55,321)	(10,393)	(65,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	71,000	71,000

NET INCREASE IN CASH	(55,321)	60,607	5,286
Cash, beginning of period	60,607	-	-
Cash, end of period	$5,286	$60,607	$5,286

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Hammer Handle Enterprises Inc.  (“Hammer Handle” or the “Company”) was incorporated in Nevada on June 29, 2007.  Hammer Handle is an exploration stage company and has not yet realized any revenues from its planned operations.

In September 2008, Hammer Handle determined that it would not be able to obtain sufficient funding to explore the Pinto mineral properties and therefore its interest in the properties were transferred to Cove Park Enterprises, Ltd. for consideration of $ 2,000 and assumption of any liabilities related to the project. Hammer Handle will be evaluating alternative business opportunities to go forward with as an operating business.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Mineral Properties
Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Costs of acquisition are capitalized subject to impairment testing, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

Comprehensive Income
The Company has adopted SFAS 130 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

HAMMER HANDLE ENTERPRISES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - GOING CONCERN

Hammer Handle has recurring losses and has a deficit accumulated during the exploration stage of $73,350 as of November 30, 2008.  Hammer Handle's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Hammer Handle has no current source of revenue. Without realization of additional capital, it would be unlikely for Hammer Handle to continue as a going concern.  Hammer Handle's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, achieving profitable operations. Hammer Handle's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – INCOME TAXES

The provision for Federal income tax consists of the following:

	2008	2007
Refundable Federal income tax attributable to:
Current Operations	$20,045	$4,877
Less: valuation allowance	(20,045)	(4,877)
Net provision for Federal income taxes	$-	$-

HAMMER HANDLE ENTERPRISES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is approximately as follows:

	2008	2007
Deferred tax asset attributable to:
Net operating loss carryover	$24,900	$4,877
Less: valuation allowance	(24,900)	(4,877)
Net deferred tax asset	$-	$-

At November 30, 2007, Hammer Handle had an unused net operating loss carryover approximating $73,350 that is available to offset future taxable income; it expires beginning in 2027.

NOTE 4 – COMMON STOCK

At inception, Hammer Handle issued 1,200,000 shares of stock to its founding shareholder for $24,000 cash.

During the period ended November 30, 2007, Hammer Handle issued 467,000 shares of stock for $47,000 cash.

No additional stock was issued during the year ended November 30, 2008.

NOTE 5 – COMMITMENTS

Hammer Handle neither owns nor leases any real or personal property. An officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.