Form 10-Q
period 2009-02-28
Hammer Handle Enterprises Inc.
filed 2009-04-13
CIK 1422296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,670,000 common shares as of April 10, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of February 28, 2009 (unaudited) and November 30, 2008 (audited);
F-2	Statements of Operations for the three months ended February 28, 2009 and February 29, 2008 and period from June 29, 2007 (Inception) to February 28, 2009 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from June 29, 2007 (Inception) to February 28, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended February 28, 2009 and February 29, 2008 and period from June 29, 2007 (Inception) to February 28, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 28, 2009 are not necessarily indicative of the results that can be expected for the full year.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As at February 28, 2009 and November 30, 2008

ASSETS	February 28, 2009	November 30, 2008
	(unaudited)	(audited)
Current assets
Cash	$5,112	$5,286
Accounts receivable	-0-	2,000
Prepaid expenses	-0-	1,667
Total current assets	5,112	8,953

TOTAL ASSETS	$5,112	$8,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$8,940	$9,303
Advances from director – Note 6	6,000	-0-

TOTAL LIABILITIES	14,940	9,303

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 50,000,000 shares authorized, 1,670,000 shares issued and outstanding	1,670	1,670
Additional paid in capital	69,330	69,330
Deficit accumulated during the exploration stage	(80,828)	(71,350)
Total stockholders’ deficit	(9,828)	(350)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,112	$8,953

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three months ended February 28, 2009 and February 29, 2008
Period from June 29, 2007 (Inception) to February 28, 2009

	Three months ended February 28, 2009	Three months ended February 29, 2008	Period from June 29, 2007 (Inception) to February 28, 2009

Revenues
Disposition of mining property interest	$0-	$0-	$2,000

General and administrative expenses:
Professional fees	5,743	8,933	45,420
Bad debt	2,000	-0-	2,000
Foreign exchange loss (gain)	(32)	-0-	1,950
Exploration costs	-0-	6,310	18,547
Other	1,767	2,602	14,911
Total general and administrative	9,478	17,845	82,828

Net loss	$(9,478)	$(17,845)	$(80,828)

Net loss per share: Basic and diluted	$(0 .01)	$(0 .01)

Weighted average shares outstanding: Basic and diluted	1,670,000	1,670,000

See accompanying notes to financial statements.

 HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from June 29, 2007 (Inception) to February 28, 2009

	Common stock		Additional paid-in	Deficit accumulated during the exploration
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	1,200,000	$1,200	$22,800	$-	$24,000
Issuance of common stock for cash at $ .10 per share	470,000	470	46,530		47,000
Net loss for the period	-	-	-	(14,393)	(14,393)
Balance, November 30, 2007	1,670,000	1,670	69,330	(14,393)	56,607
Net loss for the period	-	-	-	(56,957	(56,957)
Balance, November 30, 2008	1,670,000	1,670	69,330	(71,350)	(350)
Net loss for the period	-	-	-	(9,478)	(9,478)
Balance, February 28, 2009	1,670,000	$1,670	$69,330	$(80,828)	$(9,828)

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Three months ended February 28, 2009 and February 29, 2008
Period from June 29, 2007 (Inception) to February 28, 2009

	Three months ended February 28, 2009	Three months ended February 29, 2008	Period from June 29, 2007 (Inception) to February 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,478)	$(17,845)	$(80,828)
Change in non-cash working capital items
Prepaid expenses	1,667	(9,167)	-0-
Accounts receivable	2,000	-0-	-0-
Accounts payable and accrued liabilities	(363)	(2,250)	8,940
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,174)	(29,262)	(71,888)

CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	-0-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	71,000
Advances from director	6,000	-0-	6,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,000	-0-	77,000

NET INCREASE (DECREASE) IN CASH	(174)	(29,262)	5,112
Cash, beginning of period	5,286	60,607	-0-
Cash, end of period	$5,112	$31,345	$5,112

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Hammer Handle Enterprises Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-K, have been omitted.

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

In September 2008, Hammer Handle determined that it would not be able to obtain sufficient funding to explore the Pinto mineral properties and therefore its interest in the properties were transferred to Cove Park Enterprises Ltd. for consideration of $ 2,000 and assumption of any liabilities related to the project. As of February 28, 2009, Hammer Handle had not received payment of the amount receivable, and given the current economic situation, management has determined that a provision should be made for the full amount of the receivable as uncollectible.

Hammer Handle will be evaluating alternative business opportunities to go forward with as an operating business.

Cash and Cash Equivalents

For the purposes of presenting cash flows, Hammer Handle considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, and advances from a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 3 - GOING CONCERN

Hammer Handle has recurring losses, a working capital deficit and deficit accumulated during the exploration stage of $80,828 as of February 28, 2009.  Hammer Handle's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Hammer Handle has no current source of revenue. Without realization of additional capital, it would be unlikely for Hammer Handle to continue as a going concern.  Hammer Handle 's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Hammer Handle's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 4 – INCOME TAXES

For the period ended February 28, 2009, Hammer Handle has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $80,800 at February 28, 2009, and will begin to expire in the year 2027.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$27,500
Valuation allowance	(27,500)
Net deferred tax asset	$-

NOTE 5- ADVANCES FROM DIRECTOR

The advances from a director of the company are non-interest bearing and are due on demand.

NOTE 6 – COMMON STOCK

At inception, Hammer Handle issued 1,200,000 shares of stock for $24,000 cash.

During the period ended November 2007, Hammer Handle issued 470,000 shares of stock for
$47,000 cash.

NOTE 7 – COMMITMENTS

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

Results of Operations for the three months ended February 28, 2009 and period from inception to February 28, 2009

We earned revenues of $2,000 during the three months ended February 28, 2009 ($0 in the three months ended February 29, 2008) and $2,000 from our inception (June 29, 2007) through the period ending February 28, 2009. We do not anticipate earning additional revenues until such time that we are able to secure a successful business opportunity.

We incurred operating expenses in the amount of $9,478 for the three months ended February 28, 2009 (compared against $17,854 in the three months to February 29, 2008), and $82,828 from our inception on June 29, 2007 to February 28, 2009.  The operating expenses for the three months ended February 28, 2009 primarily included professional fees in the amount of $5,743 ($8,933 in the three months to February 29, 2008), bad debt of $2,000 (none in the three months to February 29, 2008) and other costs of $1,767 ($2,602 in the three months to February 29, 2008). The operating expenses for the period from our inception on June 29, 2007 to February 28, 2009 primarily included professional fees in the amount of $45,420, exploration expenses in the amount of $18,547, and other expenses in the amount of $14,911. The professional fees consist of legal fees and accounting fees.

We incurred a net loss in the amount of $9,478 for the three months ended February 28, 2009 ($17,854 in the three months to February 29, 2008), and $80,828 from our inception on June 29, 2007 to February 28, 2009.
Liquidity and Capital Resources

As at February 28, 2009, we had a working capital deficit of $9,828. We will need financing during the next 12 months. There can be no assurance that we will be able to raise this money.

Off Balance Sheet Arrangements

As of February 28, 2009, there were no off balance sheet arrangements.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period.

Going Concern

We have recurring losses, a working capital deficit, and a deficit accumulated during the exploration stage of $80,828 as of February 28, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Our ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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

There were various other accounting standards and interpretations issued prior to February 28, 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, David Price.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2009.

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

Hammer Handle Enterprises, Inc.

Date:	April 10, 2009

By: /s/ David Price David Price Title: Chief Executive Officer and Director