Form 10-Q
period 2009-05-31
Hammer Handle Enterprises Inc.
filed 2009-07-16
CIK 1422296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,670,000 common shares as of July 13, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of May 31, 2009 (unaudited) and November 30, 2008 (audited);
F-2	Statements of Operations for the six months ended May 31, 2009 and period from June 29, 2007 (Inception) to May 31, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity for period from June 29, 2007 (Inception) to May 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the six months ended May 31, 2009 and period from June 29, 2007 (Inception) to May 31, 2009 (unaudited);
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As at May 31, 2009 and November 30, 2008

ASSETS	May 31, 2009	November 30, 2008
	(unaudited)	(audited)
Current assets
Cash	$3,184	$5,286
Accounts receivable	-0-	-0-
Prepaid expenses	-0-	1,667
Total current assets	3,184	6,953

TOTAL ASSETS	$3,184	$6,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$6,928	$9,303
Advances from director – Note 5	8,500	-0-

TOTAL LIABILITIES	15,428	9,303

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 50,000,000 shares authorized, 1,670,000 shares issued and outstanding	1,670	1,670
Additional paid in capital	69,330	69,330
Deficit accumulated during the exploration stage	(83,244)	(73,350)
Total stockholders’ deficit	(12,244)	(350)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,184	$6,953

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months and six months ended May 31, 2009 and 2008
Period from June 29, 2007 (Inception) to May 31, 2009

	Three months ended May 31, 2009		Three months ended May 31, 2008	Six months ended May 31, 2009		Six months ended May 31, 2008		Period from June 29, 2007 (Inception) to May 31, 2009
Revenues
Disposition of mining property interest		$0-	$0-		$0-		$0-	$2,000

General and administrative expenses:
Professional fees		2,276	16,782		8,019		25,715	47,696
Bad debt		-0-	-0-		2,000		-0-	2,000
Foreign exchange gain(loss)		-0-	-0-		(32		-0-	1,950
Exploration costs		-0-	3,737		-0-		10,047	18,547
Other		140	2,910		1,907		5,512	15,051
Total general and administrative		2,416	21,259		11,894		41,274	85,244

Net loss	$	(2,416)	$(23,429)		$(9,894)		$(41,274)	$(83,244)

Net loss per share:
Basic and diluted		$(0 .00)	$(0 .00)	$	(0.01)	$	(0.01)

Weighted average shares outstanding:
Basic and diluted		1,670,000	1,670,000		1,670,000		1,670,000

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from June 29, 2007 (Inception) to May 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the exploration
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	1,200,000	$1,200	$22,800	$-	$24,000
Issuance of common stock for cash at $ .10 per share	470,000	470	46,530		47,000
Net loss for the period	-	-	-	(14,393)	(14,393)
Balance, November 30, 2007	1,670,000	1,670	69,330	(14,393)	56,607
Net loss for the period	-	-	-	(58,957)	(58,957)
Balance, November 30, 2008	1,670,000	1,670	69,330	(73,350)	(2,350)
Net loss for the period	-	-	-	(9,894)	(9,894)
Balance, May 31, 2009	1,670,000	$1,670	$69,330	$(83,244)	$(12,244)

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six months ended May 31, 2009 and 2008
Period from June 29, 2007 (Inception) to May 31, 2009

	Six months ended May 31, 2009	Six months ended May 31, 2008	Period from June 29, 2007 (Inception) to May 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,894)	$(41,274)	$(83,244)
Change in non-cash working capital items
Prepaid expenses	1,667	(6,667)	-0-
Accounts receivable	-0-
Accounts payable and accrued liabilities	(2,375)	5,252	6,928
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,602)	(42,689)	(76,316)

CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	-0-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	8,500	-0-	8,500
Proceeds from sales of common stock	-0-	-0-	71,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,500	-0-	79,500

NET INCREASE (DECREASE) IN CASH	(2,102)	(42,689)	3,184
Cash, beginning of period	5,286	60,607	-0-
Cash, end of period	$3,184	$17,918	$3,184

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Hammer Handle Enterprises Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-K, have been omitted.

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

In September 2008, Hammer Handle determined that it would not be able to obtain sufficient funding to explore the Pinto mineral properties and therefore its interest in the properties were transferred to Cove Park Enterprises Ltd. for consideration of $ 2,000 and assumption of any liabilities related to the project. As of November 30, 2008, Hammer Handle had not received payment of the amount receivable, and given the current economic situation, management  determined that a provision should be made for the full amount of the receivable as uncollectible.

The Company is still pursuing this plan but to date it has not been able to raise additional funds through either debt or equity offerings. Without this additional cash it has been unable to pursue our plan of operations and commence generating revenue. As a result of the foregoing, the Company has recently begun to explore our options regarding the development of a new business plan and direction.

Cash and Cash Equivalents

For the purposes of presenting cash flows, Hammer Handle considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

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
May 31, 2009

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

NOTE 3 - GOING CONCERN

Hammer Handle has recurring losses and has a deficit accumulated during the exploration stage of $83,244 as of May 31, 2009.  Hammer Handle's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Hammer Handle has no current source of revenue. Without realization of additional capital, it would be unlikely for Hammer Handle to continue as a going concern.

NOTE 4 – INCOME TAXES

For the period ended May 31, 2009, Hammer Handle has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $83,500 at May 31, 2009, and will begin to expire in the year 2027.

HAMMER HANDLE ENTERPRISES INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$28,500
Valuation allowance	(28,500)
Net deferred tax asset	$-

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

NOTE 8- SUBSEQUENT EVENT
On June 3, 2009, the Company’s Board of Directors approved a 10-1 forward split of our issued and outstanding common shares.  Upon effectiveness of the forward split, the Company’s issued and outstanding common shares will increase from 1,670,000 shares to 16,700,000 shares outstanding.  The Company is currently awaiting final approval from FINRA as to the date that the forward split will become effective.

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

Results of Operations for the six months ended May 31, 2009 and period from inception to May 31, 2009

We did not earn any revenues from our inception (June 29, 2007) through the period ending May 31, 2009. We do not anticipate earning revenues until such time that we are able to secure a successful business opportunity.

We incurred operating expenses in the amount of $2,416 for the three months and $11,894 for the six months ended May 31, 2009, and $83,244 from our inception on June 29, 2007 to May 31, 2009.  The operating expenses for the three months ended May 31, 2009 primarily included professional fees in the amount of $2,276 ($16,782 in 2008) and, and other costs of $140 ($1,907 in 2008).  For the six months ended May 31, 2009, operating expenses included professional fees of $16,782 ($25,715 in 2008) and other costs of $2,910 ($5,512 in 2008).

The operating expenses for the period from our inception on June 29, 2007 to May 31, 2009 primarily included professional fees in the amount of $47,696, exploration expenses in the amount of $ 18,547, and other expenses in the amount of $ 15,051. The professional fees consist of legal fees and accounting fees.

We incurred a net loss in the amount of $2,416 ($23,429 in 2008) for the three months and $9,894 ($41,274 in 2008) for the six months ended May 31, 2009, and $83,244 from our inception on June 29, 2007 to May 31, 2009.

Liquidity and Capital Resources

As at May 31, 2009, we had a working capital deficit of $12,244. We will need financing during the next 12 months. There can be no assurance that we will be able to raise this money.

Off Balance Sheet Arrangements

As of May 31, 2009, there were no off balance sheet arrangements.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period.

Going Concern

We have recurring losses and have a deficit accumulated during the exploration stage of $80,828 as of May 31, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Subsequent Event

On June 3, 2009, our Board of Directors approved a 10-1 forward split of our issued and outstanding common shares.  Upon effectiveness of the forward split our issued and outstanding common shares will increase from 1,670,000 shares to 16,700,000 shares outstanding.  We are currently awaiting final approval from FINRA as to the date that the forward split will become effective.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, David Price.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2009.

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

Hammer Handle Enterprises, Inc.

Date:	July 15, 2009

By: /s/ David Price David Price Title: Chief Executive Officer and Director