Form 10-Q
period 2009-09-30
Shentang International, Inc.
filed 2009-11-16
CIK 1422296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________

SHENTANG INTERNATIONAL, INC.
(Exact name of registrant as specified in Charter)

Nevada	333-148545
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

7/F Shenping Liyuan Bldg, 3 Longcheng BeiLu, Longgang Central City,
Longgang District, Shenzhen 518116, People’s Republic of China
 (Address of Principal Executive Offices)
 _______________

(206) 202-3226
 (Issuer Telephone number)
_______________

Hammer Handle Enterprises, Inc.
1212 Haida Avenue, Saskatoon, Saskatchewan, Canada S7M 3W7
(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 16, 2009: 50,000,000 shares of common stock.

SHENTANG INTERNATIONAL, INC.

FORM 10-Q

September 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

Shentang International Inc. and Subsidiaries
Consolidated Financial Statements
September 30, 2009 and 2008

Shentang International Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	Unaudited	Audited
	USD	USD
Assets
Current assets:
Cash and cash equivalents	12,991	14,085
Accounts receivable	3,232,131	2,442,112
Other receivables	267,517	159,407
Amount due from director	402,117	-
Inventory	5,497	27,749
Prepaid expenses	6,701	15,159
Total current assets	3,926,954	2,658,512

Property and equipment, net	27,888	-
Total assets	3,954,842	2,658,512

Liabilities and Stockholders’ Equity
Current liabilities:	-	20,238
Accounts payable	196,008	57,541
Accruals and other payables	-	15,221
Amount due to director	11,390	-
Income tax payable	207,398	93,000
Total current liabilities

Stockholders’ equity:	50,000	50,000
Common stock ($0.001 par value; authorized and issued 50,000,000 shares at September 30, 2009 and December 31, 2008)	468,253	-
Additional paid-in capital	3,230,879	2,518,049
Unappropriated retained earnings	-1,688	-2,537
Accumulated other comprehensive loss	3,747,444	2,565,512
Total stockholders’ equity
	3,954,842	2,658,512

See notes to the consolidated financial statements

Shentang International Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited
	USD	USD	USD	USD
Sales	2,788,824	3,838,944	4,134,187	4,269,445
Cost of sales	1,540,730	2,268,562	2,405,521	2,522,202
Gross margin	1,248,094	1,570,382	1,728,666	1,747,243

Operating expenses:
Research and development expenses	31,506	147,884	81,165	147,884
Selling expenses	156,354	38,377	331,503	55,664
General and administrative expenses	519,455	49,185	586,292	55,480
	707,315	235,446	998,960	259,028
Income from operations	540,779	1,334,936	729,706	1,488,215

Other expense:
Financial expenses	(2,239)	(10,193)	(5,343)	(13,658)
Other expenses	(143)	(32)	(143)	(32)
	(2,382)	(10,225)	(5,486)	(13,690)
Income before income taxes	538,397	1,324,711	724,220	1,474,525
Provision for income taxes	11,390	-	11,390	-
Net income	527,007	1,324,711	712,830	1,474,525
Foreign currency translation income	413	245	849	3,154
Comprehensive income	527,420	1,324,956	713,679	1,477,679

Earnings per share – basic and diluted	0.01	0.03	0.01	0.03

Weighted average number of shares outstanding - basic and diluted	50,000,000	50,000,000	50,000,000	50,000,000

See notes to the consolidated financial statement

Shentang International Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008
	Unaudited	Unaudited
	USD	USD
Cash flows from operating activities
Net income	712,830	1,474,525
Changes in operating assets and liabilities
Accounts receivable	(790,020)	(1,897,977)
Other receivables	(107,502)	(387,717)
Amount due from director	(402,117)	-
Advance to suppliers	-	(5,192)
Prepaid expenses	8,512	(22,477)
Inventory	22,347	(11,832)
Accounts payable	(20,306)	1,093,999
Accruals and other payables	137,911	66,239
Amount due to director	(15,255)	(75,262)
Income tax payable	11,390	-
Net cash (used in)/provided by operating activities	(442,210)	234,306

Cash flows from investing activities
Purchases of office equipment	(27,888)	-

Cash flows from financing activities
Cash contribution from stockholder	468,253	-

Effect of exchange rate fluctuation on cash and cash equivalents	751	(676)

Net (decrease)/increase in cash and cash equivalents	(1,094)	233,630
Cash and cash equivalents at beginning of the period	14,085	134,104
Cash and cash equivalents at end of the period	12,991	367,734

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	-	-
Income taxes	-	-

See notes to the consolidated financial statement

Shentang International Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1.	Organization and principal activities

Shentang International Inc. (formerly known as Hammer Handle Enterprise, Inc.), (“Shentang International”), was incorporated in the State of Nevada on June 29, 2007.

Boom Spring International Limited (“Boom Spring”) was incorporated in British Virgin Island (“BVI”) on October 2, 2007. The registered capital is USD50,000. Boom Spring started its operation in May 2008.

Shengtang Glass Craftworks Design Limited (“Shengtang”), a wholly-owned subsidiary of Boom Spring, was established in the People’s Republic of China (the “PRC”) on May 8, 2008.

On July 22, 2009, Shentang International entered into a Share Exchange Agreement (the “Exchange Agreement”) with Boom Spring, the shareholders of Boom Spring, and Shengtang. Pursuant to the terms of the Exchange Agreement, the shareholders of Boom Spring transferred to Shentang International all of the equity interest of Boom Spring in exchange for 12,000,000 outstanding shares of Shentang International and 33,300,000 newly issued shares of Shentang International (the “Share Exchange”). As a result of the Share Exchange, Boom Spring became a wholly owned subsidiary of Shentang International and Shentang International is now a holding company.

Hereinafter, Shentang International, Boom Spring and Shengtang are collectively referred to as the “Company”.

The Company is principally engaged in designing and selling of glass products that comprise festival gifts, home decorations and exclusive craftworks. Boom Spring is mainly responsible for the sales of glass products to international markets, while Shengtang is responsible for designing and purchasing glass products from certain suppliers in the PRC.

2.	Summary of significant accounting policies

(a)   Change of reporting entity and basis of presentation

As a result of the Share Exchange on July 22, 2009, Boom Spring became a wholly owned subsidiary of Shentang International. The former Boom Spring shareholders owned a majority of the common stock of the Company. The transaction was regarded as a reverse merger whereby Boom Spring was considered to be the accounting acquirer as its shareholders retained control of the Company after the Share Exchange, although Shentang International is the legal parent company.  The Share Exchange was treated as a recapitalization of the Company.  As such, Boom Spring is the continuing entity for financial reporting purposes. Pursuant to the terms of the Share Exchange, Hammer Handle Enterprise, Inc. was delivered with zero assets and zero liabilities at time of closing. Following the Exchange Agreement, the company changed its name from Hammer Handle Enterprise, Inc. to Shentang International Inc.  SEC Manual Item 2.6.5.4 Reverse Acquisitions requires that “in a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.” Therefore, the financial statements have been prepared as if Boom Spring had always been the reporting company and then on the Share Exchange date, had changed its name and reorganized its capital stock.

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company.  All significant intercompany balances and transactions have been eliminated.

Shentang International Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Boom Spring for the year ended December 31, 2008 included in our Form 8-K filing dated July 22, 2009. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for the Company’s fiscal year ending December 31, 2009.
(b)	Fiscal year end date

The Company’s fiscal year end date is December 31.

(c)	Foreign currency transactions and translation

The functional currency of Boom Spring is the United States Dollar (“USD”), whereas the functional currency of Shengtang is the Renminbi (“RMB’).

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of Shengtang, which are prepared using the RMB, are translated into the Company’s reporting currency, the USD.  Shengtang’s assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during the reporting period.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Since the RMB is not a fully convertible currency, all foreign exchange transactions of Shengtang involving RMB must take place either through the People’s Bank of China (“PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for foreign exchange transactions of Shengtang are the rates of exchange quoted by the PBOC.

(d)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

(e)	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and deposits held at call with banks. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(f)	Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2009 in the opinion of management, no allowance for doubtful accounts was required.

Shentang International Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

(g)	Other receivables

1)
As needed for normal business purposes, the Company advances predetermined amounts based upon internal Company policy to certain staff to ensure certain purchase transactions to be performed in a timely manner. Upon requests from some of our suppliers, the Company paid deposits for purchasing products from these suppliers.  The Company has full oversight and control over the advanced accounts to staff and the deposits to suppliers. As of September 30, 2009, no allowance for doubtful accounts was required.”

(h)	Inventories

Inventories, which are mainly raw materials for research and development purpose, are stated at the lower of cost or net realizable value.  Cost is determined on the basis of the weighted average method.  The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing the net realizable value on a periodic basis.  If inventory is written down to net realizable value, the write-down is charged to cost of sales.

(i)	Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over the assets’ estimated useful lives less the residual values. The principal depreciation rates are as follows:

	Annual rate	Residual value
Office equipment and computers	18%	10%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

(j)	Statutory surplus reserve

In accordance with the “Company Law of the PRC” and the Company’s Articles of Association, Shengtang is required to set aside 10% of its income after income taxes prepared in accordance with PRC accounting regulations to the statutory surplus reserve until the balance reaches 50% of its registered capital, whether further appropriation will be at the directors’ recommendation.  As of September 30, 2009, no allowance for statutory surplus reserve was required.

(k)	Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 (ASC Topic 605), “Revenue Recognition”.  Revenue from sales of products is recognized when title and risk of loss passes to the customer at the date the price is fixed or determinable, the products have been delivered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as advances from customers.

(l)	Research and development costs

Research and development costs are expensed as incurred. These expenses include the costs of the Company’s internal research and development activities and the costs of research and development conducted by others on behalf of the Company, such as through third-party arrangements. Upfront and milestone payments made by the Company to third parties in connection with research and development arrangements are expensed as the research and development is incurred.

(m)	Advertising expenses

Advertising expenses are expensed as incurred and included in selling expenses. The Company had not incurred any advertising expenses for the year ended September 30, 2009.

Shentang International Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

(n)	Taxations

 (i)           Income tax

Boom Spring, being incorporated in BVI, is governed by the income tax law of BVI and is subject to BVI income tax.  According to current BVI income tax law, there is no applicable income tax rate for Boom Spring.

Shengtang, being incorporated in the PRC, is governed by the income tax law of the PRC and is subject to PRC enterprise income tax.  The applicable income tax rate for Shengtang is 25%.

(ii)           Value-added tax

Shengtang’s sales of products are subject to PRC value-added tax (“VAT”). For the period from May 8, 2008 to September 30, 2008, Shengtang was assessed as a small-scale value-added taxpayer by local tax authorities, a simplified method for calculating the VAT tax payable was used. The applicable VAT rate was 6% of total sales amount and input VAT could not be deducted from output VAT.

Beginning October 1, 2008, Shengtang is qualified as an ordinary value-added taxpayer and the applicable tax rate for domestic sales is 17%.  Input VAT on purchases of raw materials, fuel, utilities and other production materials (merchandise, transportation costs) can be deducted from output VAT. VAT payable is the net difference between output and deductible input VAT.

Shengtang has been approved to use the “exempt, credit, refund” method on glass products exported providing a tax refund at the rate of 5% and 13%.

(iii)           Deferred tax

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided to reduce the amount of deferred tax asset if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Shentang International Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

(o)	Earnings per share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 (ASC Topic 260), the Company presents basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to holders of ordinary shares by the weighted average number of ordinary shares outstanding during the year.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares.  Ordinary share equivalents are excluded from the computation in loss periods as their effect would be anti-dilutive.

(p)	Commitments and contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with SFAS No. 5 (ASC Topic 450), “Accounting for Contingencies”, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Company has not experienced any material service liability claims.

(q)	Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, loans to director, amount due to director, accounts payable, accruals and other payables approximate their fair values due to their short-term nature.

(r)	Recently issued accounting standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change U.S. GAAP, but it will change the way U.S. GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Shentang International Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) ,(ASC Topic 805). SFAS 141(R) applies to all transactions or events in which an entity obtains control of one or more businesses, including those effected without the transfer of consideration, for example, by contract or through a lapse of minority veto rights. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), (ASC Topic 810).  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal year beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated results of operations or financial position.

3.	Significant risks

(a) Revenue concentrations

The Company relies on a few major customers and the loss of any of these customers could adversely affect the revenues.  Under these circumstances, it is not easy for the Company to adjust the marketing strategy and maintain or expand market share according to the changes of customer demand. This may adversely affect the Company’s financial condition and operating performance.

(b) Concentrations of suppliers

The Company purchases glass products from a limited number of suppliers. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a possible loss of sales, which would affect operating results adversely.  Moreover, any factors that impact the suppliers’ manufacturing cost, such as increasing price of raw materials, more investments to meet the requirement of new environmental protection policy etc., may adversely affect the Company’s operating result.

(c ) Credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and other receivables. The Company places its cash and cash equivalents, amounted to USD12,991 as at September 30, 2009, with financial institutions that management believes are of high-credit ratings and quality.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

Shentang International Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

(d) Foreign currency risk

As Shengtang is operating in the PRC, a majority of Shengtang’s sales and expenses transactions and a significant portion of its assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the PBOC. Remittances in currencies other than RMB by the Company in China must be processed through the PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to affect the remittance.

4.	Accounts receivable

	September 30, 2009	December 31, 2008
	USD	USD
Accounts receivable	3,232,131	2,442,112
Less: provision for doubtful accounts	-	-
Accounts receivable, net	3,232,131	2,442,112

As of September 30, 2009, the accounts receivable amounted to USD3,232,131, USD441,086 of which had been collected from customers up to November 5, 2009.  The ageing of the remaining balances is within 180 days and the subsequent collection is on schedule.   Therefore, in the opinion of management, no allowance for doubtful accounts was required.

5.	Other receivables

	September 30, 2009	December 31, 2008
	USD	USD
Petty cash to staff	46,360	90,056
Deposit for products to be purchased	219,651	59,358
Input VAT	1,506	9,993
Total other receivables	267,517	159,407
Less: provision	-	-
Other receivable, net	267,517	159,407

6.	Amount due from director

	September 30, 2009	December 31, 2008
	USD	USD

Chen Zhongmin	402,117	-

The balance as of September 30, 2009 represented advance to Mr. Chen Zhongmin, a director of the Company, for the normal operating purpose of the Company. The cash advance was unsecured, interest-free and repayable on demand.

7.	Accruals and other payables

	September 30, 2009	December 31, 2008
	USD	USD
Accrued expenses	158,078	-
Other payables	37,930	57,541
	196,008	57,541

Shentang International Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

8.	Taxation

(a)          Income tax

The components of income before income tax expense are as follows:

	Nine Months Ended September 30,
	2009	2008
	USD	USD
BVI	678,662	1,495,021
PRC	45,558	(20,496)
Income before income tax expense	724,220	1,474,525

No income taxes were reported for the income from BVI since the applicable income tax rate of Boom Spring was 0% according to BVI tax law. USD11,390 and nil income taxes were reported for the nine months ended September 30, 2009 and 2008, respectively.

(b)          Deferred tax

As at September 30, 2009, no provision for deferred taxes was recognized as there were no material temporary differences for tax purposes.

9.	Earnings per share

	Nine Months Ended September 30,
	2009	2008
	USD	USD
Numerator
Net income available to common stockholders	712,830	1,474,525

Denominator
Weighted average common shares outstanding used in computing basic and diluted earnings per share	50,000,000	50,000,000

Earnings per common share, basic and diluted	0.01	0.03

10.	Additional paid in capital

During the nine months ended September 30, 2009, $468,253 was contributed by stockholders to additional paid in capital.

Shentang International Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

11.	Commitments and contingencies

(a)	Operating lease commitments

Shengtang’s corporate office is located at Longgang District, Shenzhen of China. The corporate office is 580 m2 which is leased from a third party. The lease is a 5-year lease starting from July 1, 2009 and ending June 30, 2014 with a monthly rental amounting to USD2,470, and is renewable for an additional 3 years upon maturity.  Future commitments under this lease are as follows:

Year ended September 30,	USD
2010	29,640
2011	29,640
2012	29,640
2013	29,640
2014	22,230
Total	140,790

Rent expense under this lease aggregated USD7,410 for the nine and three months ended September 30, 2009.

(b)	Capital and other commitments

As of September 30, 2009, the Company did not have any significant capital and other commitments, long-term obligations, or guarantees.

(c)	Contingencies

As of September 30, 2009, the Company did not have any significant contingencies.  Subsequent events have been reviewed through November 10, 2009 and no material such events were noted.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is an overview of the important factors that management focuses on in evaluating our business, financial condition and operating performance and should be read in conjunction with the financial statements included in this Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Form 10-Q.

OUR BUSINESS

Shentang International, Inc. (“we” or the “Company”) was incorporated in the State of Nevada on June 29, 2007. We were an exploration-stage company engaged in the exploration of mineral resource properties.

On July 22, 2009 (the “Closing Date”), we entered into a Share Purchase Agreement and Share Exchange (the “Exchange Agreement”) with Boom Spring International Limited, a British Virgin Islands corporation (“Boom Spring”), the shareholders of Boom Spring (the “Boom Spring Shareholders”), and Shengtang Craft Design (Shenzhen) Co., Ltd., a wholly foreign-owned enterprise established under the laws of People’s Republic of China, which is a wholly-owned subsidiary of Boom Spring (“Shengtang”).  On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all the outstanding shares of Boom Spring (the “Interests”) from the Boom Spring Shareholders; and the Boom Spring Shareholders transferred and contributed all of their Interests to us.  In exchange, our sole officer and director and majority shareholder transferred 12,000,000 shares, and we issued 33,300,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to the Boom Spring Shareholders, their designees or assigns, which totals 90.6% of the issued and outstanding Common Stock of the Company on a fully-diluted basis as of and immediately after the Closing (the “Share Exchange”). Following the Share Exchange, Boom Spring became our wholly owned subsidiary, and there are 50,000,000 shares of Common Stock issued and outstanding. Pursuant to the terms of the Exchange Agreement, David Price resigned as the sole director and officer of the Company effective immediately at the Closing Date and Zhongmin Chen, Shaoping Lu, Rong Li, Hui Zhao, Chunyun Zhao and Shing Ho Eric Cheung were appointed as the new directors and officers of the Company.

This transaction closed on July 22, 2009.

Prior to the Share Exchange on July 22, 2009, we had no assets, liabilities, or business operations of meaningful significance.  Accordingly, the Share Exchange has been treated for accounting purposes as a recapitalization by the accounting acquirer, Boom Spring, and the financial statements reflect the assets, liabilities, and operations of Boom Spring from its inception on October 2, 2007 to September 30, 2009 and us thereafter.  References to our company are with respect to Boom Spring to September 30, 2009 and us thereafter.

We operate our business through Shengtang, the wholly-owned subsidiary of Boom Spring. Shengtang is in the business of design, source for productions and sale of glass products that can be classified as festival gifts, home decorations and exclusive craftworks. All of the three categories of products are mainly made of glass tube and glass rod, and some of them combine the use of wire, shell and crystal. We have successfully distributed the glass products to oversea markets such as Europe, North America and Southeast Asia.

Shengtang has exclusive use of the core technologies, includes hollow/solid glass processing technology, pure manual glass rod processing technology, wire processing technology and painting processing technology. It has successfully sold “Yi Fan Feng Shun” liquor vessel with the brand of Wu Liang Ye. We have also built its reputation among many of the well-known retailers such as WALMART, KOHL’S, TARGET, COSTCO, MACY’S, AG, CONNOR, LI&FUNG, LOWE’S, and HALLMARK. We are actively engaging in developing international market. Currently Shengtang outsources the production to some domestic suppliers and does not have any production line, however, it plans to develop a production line to meet the demand in the domestic Chinese market by purchasing new equipments for machine-made glass producing.  Our goal is to become a large-scaled glass craftwork supplier and further develop its innovational technology.

For the next 12 months, we plan to build or acquire our own production lines to meet the demands of our existing customers.  Meanwhile, we have the plan and initiatives to acquire other viable enterprises both upstream and downstream in our industry, with the goal of completing at least 2 such acquisitions.

RESULTS OF OPERATIONS

Results of Operations for the Nine Months ended September 30, 2009 Compared to the Nine Months ended September 30, 2008

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

Shentang International Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Nine Months Ended September 30,
	2009	2008
	Unaudited	Unaudited
	USD	USD

Sales	4,134,187	4,269,445
Cost of sales	2,405,521	2,522,202
Gross margin	1,728,666	1,747,243

Operating expenses:
Research and development expenses	81,165	147,884
Selling expenses	331,503	55,664
General and administrative expenses	586,292	55,480
	998,960	259,028
Income from operations	729,706	1,488,215

Other expense:
Financial expenses	(5,343)	(13,658)
Other expenses	(143)	(32)
	(5,486)	(13,690)
Income before income taxes	724,220	1,474,525
Provision for income taxes	11,390	-
Net income	712,830	1,474,525
Foreign currency translation income	849	3,154
Comprehensive income	713,679	1,477,679

Earnings per share – basic and diluted	0.01	0.03

Weighted average number of shares outstanding - basic and diluted	50,000,000	50,000,000

Sales:

Sales decreased from $4,269,445 for the nine months ended September 30, 2008 to $4,134,187 for the nine months ended September 30, 2009, a decrease of 3.16%.  The slight decrease is mainly due to the weakness of US market and decreased orders for the period.

Cost of goods sold:

Cost of revenue decreased from $2,522,202 for the period ended September 30, 2008 to $2,405,521 for the period ended September 30, 2009, the slight decrease is mainly due to lower sales volume.

Gross margin:

Gross profit decreased from $1,747,243 for the period ended September 30, 2008 to $1,728,666 for the period ended September 30, 2009, the decrease of $18,577 is mainly due to lower sales volume.

Operating expenses:

Operating expenses increased from $259,028 for the period ended September 30, 2008 to $998,960 for the period ended September 30, 2009, including $81,165 for research and development expenses which decreased from $147,884 for the same period last year, $331,503 for selling expenses compared to $55,664 for the same period last year, and $586,292 for general and administrative expenses compared to $55,480 for the same period last year. The increase in operating expenses is mainly due to significant increase in general and administrative expenses including legal and accounting expenses in connection with the Company’s going public process and its status as an OTCBB company, and increase in selling expenses incurred in our marketing efforts.

Income from operations:

Income from operations was $729,706 for the period ended September 30, 2009 and $1,488,215 for the period ended September 30, 2008, a drop of 51% mainly due to increased expenses on marketing activities and administration.

Net income:

Net income was $712,830 for the period ended September 30, 2009, compared to $1,474,525 for the period ended September 30, 2008, a drop of 52% mainly due to increased expenses on marketing activities and administration.

Results of Operations for the Three Months ended September 30, 2009 Compared to the Three Months ended September 30, 2008

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

Shentang International Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,
	2009	2008
	Unaudited	Unaudited
	USD	USD

Sales	2,788,824	3,838,944
Cost of sales	1,540,730	2,268,562
Gross margin	1,248,094	1,570,382

Operating expenses:
Research and development expenses	31,506	147,884
Selling expenses	156,354	38,377
General and administrative expenses	519,455	49,185
	707,315	235,446
Income from operations	540,779	1,334,936

Other expense:	(2,239)	(10,193)
Financial expenses	(143)	(32)
	(2,382)	(10,223)
Income before income taxes	538,397	1,324,711
Provision for income taxes	11,390	-
Net income	527,007	1,324,711
Foreign currency translation income	413	245
Comprehensive income	527,420	1,324,956

Earnings per share – basic and diluted	0.01	0.03

Weighted average number of shares outstanding - basic and diluted	50,000,000	50,000,000

Sales:

Sales decreased from $3,838,944 for the three months ended September 30, 2008 to $2,788,824 for the three months ended September 30, 2009.  The decrease is mainly due to the current market condition as well as our new marketing strategy to expand our distributing channel which we anticipate to take a little more time to build up.

Cost of goods sold:

Cost of revenue decreased from $2,268,562 for the period ended September 30, 2008 to $1,540,730 for the period ended September 30, 2009. The drop is mainly due to the decreased sales volume.

Gross margin:

Gross profit decreased from $1,570,382 for the period ended September 30, 2008 to $1,248,094 for the period ended September 30, 2009. The drop is mainly due to the decreased sales volume.

Operating expenses:

Operating expenses increased from $235,446 for the period ended September 30, 2008 to $707,315 for the period ended September 30, 2009, including $31,506 for research and development expenses which decreased from $147,884 for the same period last year, $156,345 for selling expenses compared to $38,377 for the same period last year, and $519,455 for general and administrative expenses compared to $49,185 for the same period last year.  The increase in operating expenses is mainly due to significant increase in general and administrative expenses including legal and accounting expenses in connection with the Company’s going public process and its status as an OTCBB company, and increase in selling expenses incurred in our marketing efforts.

Income from operations:

Income from operations was $540,779 for the period ended September 30, 2009 and $1,334,936 for the period ended September 30, 2008. The drop is mainly due to the decreased sales volume and increased expenses listed above.

Net income:

Net income was $527,007 for the period ended September 30, 2009, compared to $1,324,711 for the period ended September 30, 2008. The drop is mainly due to the decreased sales volume and increased expenses listed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, our balance of cash and cash equivalents was $12,991, comparing to $14,085 as of December 31, 2008.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance higher level of inventories and accounts receivable,

•	Addition of administrative and sales personnel as the business grows,

•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

•	Development of new brands to complement our celebrity portfolio, and

•	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the three months ended September 30, 2009

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Net cash (used in)/ provided by operating activities	(422,210)	234,306
Cash flows form investing activities	(27,888)	-
Cash flows from financing activities	468,253	-
Effect of exchange rate fluctuation on cash and cash equivalents	751	(676)
Net (decrease)/ increase in cash and cash equivalents	(1,094)	233,630

The Company currently generates its cash flow mainly from financing activities. The Company believes the cash flows from operating activities for the next twelve months will be sufficient to sustain current level of operations.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended December 31, 2008. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently issued accounting standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change U.S. GAAP, but it will change the way U.S. GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), (ASC Topic 805). SFAS 141(R) applies to all transactions or events in which an entity obtains control of one or more businesses, including those effected without the transfer of consideration, for example, by contract or through a lapse of minority veto rights. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), (ASC Topic 810).  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal year beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Share Exchange Agreement, on July 22, 2009, we issued 33,300,000 shares of our Common Stock to individuals and entities as designated by the Boom Spring Shareholders in exchange for 100% of the outstanding shares of Boom Spring.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.          Description

31.1                      Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2                      Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1                      Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.1                      Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

SHENTANG INTERNATIONAL, INC.
Dated: November 16, 2009
By: /s/ Zhongmin Chen
Zhongmin Chen President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 16, 2009	By: /s/ Na Wang
Na Wang
Chief Financial and Accounting Officer