Form 10-K
period 2009-12-31
Shentang International, Inc.
filed 2010-04-15
CIK 1422296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-148545

SHENTANG INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7/F Shenping Liyuan Bldg, 3 Longcheng BeiLu,
Longgang Central City, Longgang District,
Shenzhen, People’s Republic of China 518116
 (Address of principal executive offices)

(206) 202-3226
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, Par Value $0.001 Per Share
(Title of Class)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available.

As of April 14, 2010, there are 20,000,000 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.   BUSINESS.

OVERVIEW

Shentang International, Inc. (“we” or the “Company”) was incorporated in the State of Nevada on June 29, 2007. We were an exploration-stage company engaged in the exploration of mineral resource properties. Pursuant to a share exchange agreement entered into on July 22, 2009, we now operate our business through Shengtang Craft Design (Shenzhen) Co., Ltd. (“Shengtang”), a company incorporated under the laws of People’s Republic of China. Shengtang is a wholly owned subsidiary of Boom Spring International Limited, a British Virgin Islands corporation (“Boom Spring”), which was incorporated in October 2007. Shengtang engages in design, source for production and sale of glass products which are used as festival gifts, home decorations and exclusive craftworks. All of the three categories of products are mainly made of glass tube and glass rod, and some of them combine the use of wire, shell and crystal.

Shengtang engages in the design, license and source for production and sale of glass products that can be classified as festival gifts, home decorations and exclusive craftworks. All of the three categories of products are mainly made of glass tube and glass rod, and some of them combine the use of wire, shell and crystal. Shengtang has successfully exported its products, through Boom Spring to oversea markets such as Europe, North America and Southeast Asia. The current sales volume of the Company is 1.3 to 1.6 million pieces of glass products per month on average. This includes 1 to 1.2 million of glass craftworks, 200 thousands pieces of iron craftworks and 100 to 200 thousands pieces of exclusive craftworks.

Shengtang has exclusive use of the core technologies, including hollow/solid glass processing technology, pure manual glass rod processing technology, wire processing technology and painting processing technology. It has successfully developed “Yi Fan Feng Shun” liquor vessel with the brand of Wu Liang Ye. Shengtang is actively engaged in expanding in the international market. The Company also plans to build or acquire its own production capacity to meet the demand in the domestic Chinese market by purchasing or acquiring new equipments of machine-made glass producing.  The objective of Shengtang is to become a large-scaled glass craftwork supplier and further develop its innovational technology.

CORPORATE HISTORY AND STRUCTURE

On July 22, 2009, we entered into an Exchange Agreement with Boom Spring and the Boom Spring Shareholders which resulted in Boom Spring becoming our wholly owned subsidiary (the “Share Exchange”).  On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all the outstanding shares of Boom Spring (the “Interests”) from the Boom Spring Shareholders; and the Boom Spring Shareholders transferred and contributed all of their Interests to us.  In exchange, our sole officer and director and majority shareholder transferred 12,000,000 shares, and we issued 33,300,000 shares of Common Stock to the Boom Spring Shareholders, their designees or assigns, which totals 90.6% of the issued and outstanding Common Stock of the Company on a fully-diluted basis as of and immediately after the Closing. Boom Spring also deposited $220,000 into an escrow account, which amount was paid to the Hammer Handle Principal Shareholder, who owned the 12,000,000 shares, as a result of the Share Exchange having been consummated. Following the Share Exchange, Boom Spring became our wholly owned subsidiary. Pursuant to the terms of the Exchange Agreement, the previous officers and directors of the Company resigned effective immediately at the Closing Date and Zhongmin Chen, Shaoping Lu, Rong Li, Hui Zhao, Chunyun Zhao and Shing Ho Eric Cheung were appointed as the new directors and officers of the Company.

After the Share Exchange, the Company’s organizational structure was carefully developed to abide by the laws of the PRC and maintain optimal tax benefits as well as internal organizational efficiencies. The Company’s organization structure is summarized in the figure below:

OUR TECHNOLOGY

The designs of Shengtang’s products can be classified in two categories: glass craftwork and wire craftwork. Hollow and solid glass processing technology can be applied on producing the glass craftworks. The use of these two kinds of technologies is based on melting hollow or solid glass materials in high temperature of 1200℃; under such high temperature, the materials can be formed to various models manually or by using mold. The most challenging work is that we need to heat the glass rod to 1200℃ in glass rod processing, and to make it to any shape manually by using clipper. The producing of pure manual crafts is the most difficult work and therefore, it requires the glass crafter to possess high technique skills and has rich experience.

There are two kinds of iron wire crafts: pure iron wire crafts and the crafts with the combination of iron wires and other materials such as shell, crystal, colored glass and clear glass. Both of these two kinds of crafts are processed into certain shape by the employment of machinery, mold or handwork, together with the use of materials such as iron wire, copper wire and some other supporting materials.

Glass and wire processing technologies are the steps to produce uncolored original craftwork. Then the painting processing technology will be required to color the finished original craftwork, in order to beautify the product. The techniques of painting processing technology include manual painting, decaling and the etching coloration process.

Features of Technologies

Shengtang developed hollow/solid glass processing and wire processing technologies that have great competitive advantage in the glass craftwork producing industry. It has obtained the right of exclusive use of these technologies.

The core technologies require different processing skills; these technologies are achieved by using unique techniques and they can bring various features. Details are shown in the following table:

Categories	Special techniques	Special effects
Specification of hollow / solid glass processing technology	Heating the glass thread with irregular pattern combines with hollow crafts	Surface smooth and bright, lines clearly appear inside of crafts
	Hollow glass crafts can regularly combine with glass rod products by heating them in high temperature	Smooth surface with regular or irregular cube
	Objectives such as deer, pigeon, snowman, snowflake, five pointed star and so on	Unique style requires high skill
	Puncturing crafts’ surface by sand in order to make various kinds of patterns	Three dimensions visual effects
	All kinds of regular and irregular tiny kernel attach on the surface of products	Visually and tactually rough effect
	The imitated colored glaze effect of liquating colorants and gold, silver foil at high temperature.	Fresh in luster, and quality is exquisite.
	Multi-layer Hollow glass blowing technique, e.g. Wuliangye Liquor bottle	Applicable and collectable, fine pattern and workmanship

Specification of wire processing technology	Various patterns can be made and fixed outside or inside of glass by using wire, iron sheet and other metal material	Glass and wire combination can give different expression on the product
	Shell inlay technology by applying different shapes of shells onto various kinds of surface to make candleholder, vase and hanging balls in different patterns	Tough style, with exotic atmosphere
	Carving and sandblasting to get different patterns and then polish to make the pattern smooth	Exquisite expression and full in touch
Specification of painting processing technology	Silver-plated hollow cutting	The designed pattern is transparent as clear glass and the other parts are as mirror effect
	The imitated antique silvery effect	The molted mirror effect on the surface, give an antique impression.
	Making marble effects by painting	Low-cost and good quality
	Sticking colorized PVC on the surface of kinds of original craftworks to make imitated shell effect	The layout looks like scale but still transparent like clear glass
	Painting at outside of the spherical crafts and using PVC to paint as mankind or landscape inside.	Create illusion of distance and clearly graded layer
	Spray the paint that was added with special shining powder on the surface of glass	Makes the glass looks shiny, the color looks thicker but still has the transparent property of glass
	Wrinkle glass painting effects, e.g. wrinkle on old man’s forehead	Full in touch

Pure manual glass rod processing technology poses strict requirement in the producing process: the crafter is required to be fully skilled with rich experience; It is necessary to heat the glass materials to 1200℃ so that the glass rod can be softened and drawn as regular lines to make needed objectives. As a consequence, the pure manual processed craftworks are more exquisite in quality and fresher in luster.

OUR PRODUCTS

Classification of Products

According to different usage, the products can be classified in three categories, namely, holiday giftware, home decorations, and high-grade craftworks. Holiday series includes Christmas gift and gifts for other festivals e.g. Valentine’s Day,  Halloween etc; the main products comprise Christmas balls, Christmas trees, various Christmas ornament sets, Easter candleholders, and placing and hanging gifts for Valentine’s Day and so on. Home decoration series contains candleholder, photo frame, flower vase, ornaments, and table pieces. Crystal series, human-figure table piece and collection products are grouped in the High-grade craftworks category.

Production Capacity

Currently we do not have our own production facility, instead, we license our designs to OEM. However, we do intend to build or acquire our own production facility in the future.  We have 55 engineers and technicians and 20 other staff to design our products, out source for production to OEM, and perform quality control and inspection of the products.

Production

•	Glass products

The glass department is responsible for designing glass products and overseeing the productions. There are four working groups responsible for overseeing details of the working processes, namely, glass tube processing group, glass rod processing group, molding group and assembling group.

Glass tube processing group is in charge of the glass blowing. The working process starts with heating the glass tube by torch to make it become soft, and easier to be formed. Then blows the air into the molten glass by using air blower or manually.

Glass rod processing group is responsible for softening and heating of various types of glass rods, and meanwhile applies the techniques such as drawling, twisting and winding to obtain glass products like beads, animals and plants.

Molding group is to press the molten glass into the mold with carved pattern. The glass rod crafts with various kinds of patterns can be finished when the molten glass becomes solid. This production method is suitable for producing the glass crafts, which are designed with a relatively simple shape. And because of the short time that the process takes, it is suitable for mass production.

Some of the crafts with complex design need to be finished by the joint work of several working groups. Each group produces a part of the final product, which needs to be fit together by the assembling group. The assembling group could employ the techniques such as fusion bonding and glass glue bonding to connect each part together.

•	Wire Products

The wire-processing department is responsible for overseeing of wire craftworks production. There are four groups to take care of the detailed works, namely, wire-processing group, cutting group, polishing group and soldering group. Each of the group is in charge of one step of the working procedure in processing the wire craftworks.

The wire-processing group is responsible for making the rudiment of the wire craftworks. Cutting and curving the materials such as iron wire, copper wire and zinc wire, to a certain shape is required in the first step. Thereafter the combination of shells, crystal and various kinds of glass with the wire works will lead to a rudiment wire product.

The cutting group is responsible for shaping the materials such as shells, stained glass, clear glass and crystal to a certain figure that would be required by the final product. And also, the cutting group needs to cut the wire materials to a certain suitable length. The shaping and cutting works are the essential procedure that would ease the assembling process for the wire-processing group.

Polishing is the responsibility of the polishing group. The cutting group can only shape the raw materials to a certain rough figure but not the accurate shape. The purpose of the polishing group is to provide polished and delicate measured components for the further assembling procedure.

The soldering group is responsible for soldering assembly. Some of the wire product is combined with several components, and each part of the final product needs to be welded together by the soldering group.

•	Painting

The painting department is responsible for overseeing and dealing with the surface coloring process of the rudiment craftworks. There are several different types of painting methods that can be employed to obtain many kinds of visual effects.

The paint spraying group is responsible for spraying the paint onto the products. The original glass products are usually uncolored and therefore, the background color is required initially. This procedure is mainly finished by the air compressor.

The painting processing group is responsible for making paintings on glass. It needs to draw pattern by using special glue and draw the boundary line by pen, and finally fill the pattern by special gelatinized paints.

The silvery effect processing group is responsible for making the silvery effect on the surface of glass products. The silver look effect demands the injection of the mixture of silver nitrate and glucose inside of the glass tube products. The chemical reaction will be realized by shaking the mixed liquid inside of the glass product. The silver look effect will appear on the surface of the glass crafts after pull out the liquid. This method is for making the silvery effect inside the product, which is different from the method of making silvery effects on the outside surface of the glass product. The outside processing method requires brush the outside surface of the glass craftworks by two different kind of particular paint in a timely order.

The creamy painting processing group is responsible for painting on the surface of the glass products by using some kind of thick and adhesive pigment. Because of this property of the pigment, the pattern on the product will be created with the illusion of depth.

The plating-processing group is responsible for making the gold or silver-plated visual effects on the surface of glass or wire crafts. Drawing patterns by the melted liquid gold or silver foil and drying the liquid by heating in the machine with high temperature are the key steps to get the expected golden or silvery effects on the surface of glass products. Electroplating is applied on the wire craftworks where the golden or silvery effects can be made on the raw materials as iron wire, copper wire or zinc wire.

The sandblasting group is responsible for carving the glass product by using the sandblast, which is the machine throw out blast with sand in high pressure. It is necessary to wrap the whole glass craftwork with adhesive tape first and then remove the unneeded part of the tape, which is the designed pattern of the glass product. Finally, place the product under the sandblast so that the misty pattern will be made.

The stained paper-processing group is in charge of flocking and decaling works. The process of the work demands the techniques of sticking the floss or decal on the surface of the product to obtain certain kind of visual effects such as bright colored or illusion of depth and so on.

COST CONTROL

Shengtang follows a strict cost control management system to analyze and manage costs such as raw material cost, and administration cost and so on. According to its policy, it will review the production costs and analyze the production expenditure and progress of contracts, so that the actual cost of production can reported to management periodically. Shengtang has set detailed categories for the various costs in order to obtain the spending and balance information of projects. With assistance from other departments, the finance department can calculate the total cost of production. The payment of all material and equipment purchase must occur after the inspection with the provision of original copy of contract, inspection report and delivery receipt. The finance department is responsible for managing the administration expense and the office stationeries are managed by administration office.

MARKET ANALYSIS

In the global market, European countries, especially Italy, Poland, Czech Republic, and Romania have dominated the glassware manufacturing for a century. Under the circumstances of EU integration, the cost of labor, material and energy has soared up since late 1980’s. International investors pay more attention to Southeast Asia and China markets. This change brings rare chance to the Chinese glassware industry, in which hand-made manufacturing methods are mainly used. In late 1990s, the investors changed the purchasing base to China, and the Chinese glassware industry took on a rapid development. From the figures of Chinese Customs in 2007, the export volume of Chinese glassware was 1.276 billion US Dollar, representing more than1/6 of the world trade volume, (Source: China Customs Statistics Report,  March 8, 2008)

With the development of market opening and global economy integration, glassware and glass craftwork have grown to an independent industry. In recent years, the export volume of glass products has increased at the rate of 30% annually. The demand of glassware and glass craftwork is huge every year, reaching several billion US Dollars.

In recent years, glass products industry has achieved a breakthrough. According to the figure of Custom (Source: Network Center of Ministry of Commerce of The People’s Republic of China, March 2, 2007 report), the output of glassware in 2006 is 1.008 billion US Dollars, which increased 18.2% compared with the output in 2005, making China the largest export country in the world. In 2007, the exports are 1.276 billion, grows 26.5%, and during Jan to Aug 2008, the exports reach 0.953 billion, up 19.14%.

The EU market grows fast, and reached 320 million USD in 2007, took 25.07% of the world glassware market; The United States is the main export market of Chinese glassware. In 2007, the export volume was 227 million US Dollars. The top five export areas are EU, United States, the United Arab Emirates (59 million US Dollars), Hong Kong (40million US Dollars) and Russia (40 million US Dollars).

Glassware imported to China is mainly top-grade products; including strass made glass craftworks, high end glass craftwork etc. The production of these products is insufficient in China currently; however, there is a trend that domestic high-grade products will replace those imported. Top-grade glass craftwork produced by Shengtang has reached a high level of quality, and furthermore the prices are lower. As a consequence, Shengtang has the potential to occupy a large share of the domestic high-end market.

Product Orientation

Currently, products of Shengtang can be classified as Christmas, home decorations and top grade craftwork.

Christmas products, such as Christmas balls and other decorations, are produced by blowing. These products are mainly sold to mass consumers in North America. Christmas products usually have great demand and flexible prices. According to these characteristics, Shengtang adopts the strategy of price orientation to produce corresponding products with different quantity, design and price in terms of different customer requirements and market situation.

Home decorations that are made of steel lines and shells can be made to photo frames and candleholders. Top-grade craftworks are made of steel lines, shells and crystal, such as lady portrait. These products target top-grade consumers, who have higher requirements for the design. According to this characteristic, Shengtang adopts an appearance and quality orientation strategy in home craftworks to manufacture products with complex techniques, which are not easy to imitate.

Shengtang plans to produce liquor vessels and machine-made glass products in the future. Liquor vessels products will target specific consumers, such as some famous liquor companies. The technical requirements for these products are very high, and the liquor companies always design the products themselves, and then search for large-scale companies with good techniques to produce them.

Market Opportunities

•	Increase of International Glassware Demand

It is reported by authority, international output of glassware is 7 billion pieces annually, while the demand is 10 billion pieces. The demand of glassware concentrates on medical glass containers, heat resistant glass containers, wine glass containers and home decorative glass. Where the demand for middle and high-level glassware products has increased. Currently, glassware production companies are not large, and the production capability cannot meet the market demand. If the company introduces machine production and expands the productivity, it will obtain greater opportunities and hence enlarge its market share.

•	Stimulation from downstream industries

Affected by national economic policies, the rapid development and pulling effect of downstream industries are the main factors that stimulate the development of glass products. Since the year of 2003, rapid development of food, wine and beverage industries has increased the demand for glass products, making relevant companies expand production scales in order to increase the output. Meanwhile, with the improvement of life standard and the popularity of tourism and leisure, glass products enter a rapid development stage. Taking account into all these factors as well as the national policies of expanding domestic demand and encouraging consumption, it is estimated that the output and sales amount of glass products will reach another high point in future.

•	Cooperation with Wuliangye Group

In the time of exploring foreign markets, Shengtang also explores domestic markets. Its unique technique and design attracted many liquor companies. Shengtang reached a preliminary cooperation agreement with Wuliangye Group now.

There are many types of Wuliangye liquor vessels of “plain sailing” series. And the demand of one type is 1 million pieces annually. Currently, three kinds of “plain sailing” liquor vessels are well developed, i.e. “plain sailing” 500 ml, “Plain sailing” 250 ml, and the dragon bottle. Besides of these, there are also many specific commemorative bottles that comprise many categories and that have huge market demand. Currently, the outputs of liquor bottles especially the top-end liquor bottles are much lower than their demands. In China, by far, there are three companies can produce “plain sailing” liquor vessels for Wuliangye Group, but they have limited production scale and less advanced technology. Their total annual productivity is 200 thousand pieces, well below the demand of Wuliangye Group. The cooperation between Wuliangye and Shengtang will bring a substantial profit to Shengtang.

MARKETING

Marketing Mode

Our products are mainly exported by the way of authorized domestic dealers’ distribution. Shengtang chooses the efficient and influential dealers with good reputation in the domestic dealers’ network, and then analyzes the customer’s needs, including variety, price and volume. After that, Shengtang will design development strategies to ensure its market share of new products, to minimize the inventory risk and maximize profit.

Sales Analysis

Since the glass craftwork manufacturing area has moved to Asia, China and India become the labor-intensive manufacturing center of glass products. In China, the labor force is cheap and the manufacturing cost is relatively low, contributing to China’s advantages in the competitive market.

(1) Sales Performance Analysis

During the period of May 2008 to December 2008, Shengtang achieved a healthy gross profit margin. Total revenue equaled $6,235,422, while net income through the end of December was $2.51 million. For the year ended December 31, 2009, we generated revenues of $4,411,049, with net profit of $739,652.  The substantial decrease of sales was mainly due to two reasons: the effect of the global financial crisis and the restructure of our marketing efforts.

(2) Product Structure Analyses

The product structure has been adjusted in accordance with the market demand. Shengtang expands the input and increases the output of exclusive craftwork, which is technological, high value-added and high priced. The average price of Christmas gift is 1.75 USD per unit, and that for home decoration accessories and exclusive craftworks are 1.82 USD and 1.97 USD per unit respectively. In order to achieve the profit goal, we expect that the market will rebound for our products in 2010 and we anticipate a large increase in both sales and profit compared to  the numbers in  2009. The anticipated sales of liquor vessel and machine-made glasswork amount will be 6 million USD in 2010.

(3)	Sales channel Analyses

The customers of Shengtang are mainly purchasing products in festival, home decoration and exclusive craftwork. The main clients are listed companies in Hong Kong and Taiwan, or well-known large group companies domestic or overseas. We build up long-term relationships with those companies to secure the stability of our sales channel and steady increase of sales revenue. Moreover, our position in the industry would be enhanced and the market brand effect would be heightened. It is clear that UCP International Co., Ltd, ALL Creation  International  Ltd and Taiwan Novelty(H.K.) Limited are key partners to our company; they contribute to 69.45%, 8.95% and 8.29% of the total sales respectively. Shengtang will continue to extend the scope of cooperation, such as increase quantity of the trading and provide more customized products.

Marketing and Brand Strategies

•	Marketing Strategy

Shengtang intends to keep the long-term cooperative relationship with its clients. Through overseas investors’ original marketing channels, our products are primarily sold to the United States, Hong Kong and Taiwan, as well as Europe and Southeast Asia.

The Company’s continuous increase in market share is inseparably associated with an optimum marketing strategy selection. Firstly, we choose suitable dealers, which is one key part of the marketing channel. We choose the influential dealers who conducted business successfully with good reputation, for example, UCP Int’l Co., Ltd and Elegance Gifts & Novelties Inc. etc. Secondly, the company takes different sale approaches in light of local conditions. The supermarkets in Hong Kong and Taiwan take control of the marketing channel while an open market exists in US. In this case, we set up more strong links with the supermarkets in Hong Kong and Taiwan, whereas in US we consistently explore new marketing channels to enhance our cooperation with the dealer. Thirdly, Shengtang applies appropriate measures in accordance with the unsteady seasonal demand. For example, sales promotion during peak seasons, whereas creating a good image and enlarging the popularity of our products during the off-season. We give commercial discounts to the distributors, boost their confidence in greater scope for development, and enhance trade cooperation to a new level. In particular, we increase the sales of the home decoration accessories and exclusive craftwork during non-holiday seasons. In addition to Christmas gift, we produce gifts for various festivals, e.g. Easter, Valentine etc., and intensify development of new products, such as “everyday gift”. These measures resolve the problem of season-orientation of our products, and hence minimize the risk of the seasonal sales fluctuation. Fourthly, risk-free sales come from demand-oriented production. Shengtang accepts the orders that are large in quantity and that can bring high gross profit, and evaluates the project in all aspects. At first, product development department draws up specific implementation plans, then production department carries out the production sourcing strictly in accordance with the orders, as a result, there is no risk in sales process basically. In case of the orders increasing substantially, the company transfers productions of some orders to more plants for rough processing, by which the optimized allocation of resources can be achieved. Finally, the Company continues implementing the export strategy of multi-channel and multi-ports market diversification. Besides developed nations, such as America and European countries, developing countries will be focused as well in our global marketing strategies.

•	Brand strategy

Shengtang has great abilities to source for production and supply multi-level products to satisfy the demand of different customers. Shengtang has been developing projects with its own unique technological advantage in order to further improve its competitiveness. The exported products are highly competitive because of their low prices and characterized designs. The design of products combines concepts from domestic and foreign designers, and hence has its own style. To distinguish with products from other companies, the company pays great attention to the orientation of products’ image, packing, quality, technology, value etc. These differences are treated as the key factors in attracting new customers and maintaining market share. Research and development of products is another key strategy of the company; this strategy can add more strength on the company’s market competition power. By differentiating the company’s products, Shengtang will be able to take advantage on expansion in new-targeted market. With the development of the domestic market, Shengtang will follow this trend to enter new market in liquor vessel and machine-made glass products. All these marketing strategies will help Shengtang to expand in the industry.

Brand building is crucial for small and medium enterprises in the worldwide competition.  Rather than producing products under the brand of customers, Shengtang is attempting to create its own brands. Shengtang applies such strategies that it will increase added value and improve the competitiveness of its brand to build reputation for the company. However, it is a long way to build a brand successfully. Therefore, while building reputation for its own branded exported products, Shengtang will continue produce part of products under customer’s brand and use its own brand when its brand has been realized.

Risk Control for Sales

Apart from the marketing management department, the company has set up a sales department to control the potential risk that may result from the sales. The main function of the sales department is to minimize the possibility of bad debts by deep investigation of customers’ credibility, scale of company, ownership situation, business scope, partnership structure, possible legal issues and some other information.

Shengtang has built customer file management system to collect relevant information of customers, so that Shengtang can build stable business relationships with customers who have good credit.

The financial department strictly controls the credit balance of customers in the order system.

The sales department draws out the purchase contracts to clarify the form of business operation and delivery date. The sales department manager should approve the contracts by signing on them and appointing sales agents to follow the progress. Salary and bonus of sales agents depend on the payment realization of the contracts; in the meantime, both the manager and sales agents are responsible for the loss if the contracts terminate unnaturally.

Shengtang assesses performance of sales manager, sales agents and contract tracker by checking the payment realization of the contracts that these people are responsible for. The sales team and the Company share the same interest, that as a consequence, the possibility of potential operational risk can be reduced.

Shengtang has assigned a debt collection team to collect doubtful receivables and bad debts, so that Shengtang can control the loss in greatest extent.

Shengtang improves the quality of employees by offering them various training opportunities. Employee quality and their subjectivity might be the causes of potential risks in sales. Promotion of products may fail if sales agents are short of professional knowledge; payment can be delayed or even can fail to collect if employees lack sense of responsibility. Therefore, to prevent the potential risk and improve performance of sales team, the company paid great attention on staff training and education in areas such as personal integrity, or professional ethic.

Price Management

Appropriate pricing strategy is important for Shengtang to maintain its initiative in competition. Based on the calculation of production costs and management costs while considering the market price of homogenous products, Shengtang determines flexible prices to different customers in terms of their various demands on products and technologies. To ensure the pricing is competitive and attractive, Shengtang reviews the products’ price once a month and allows a fluctuation of the price between 10% and 30%.

The Company accepts the US Dollar in its overseas transactions settlement. As one of the most frequently used currency, US Dollar could provide great liquidity, however, the risk of exchange rate should be concerned. Shengtang will analyze the contribution from customers through the sales report to determine whether to offer the discount when they negotiate with us. This is the one of the ways to build long-term stable business relationship with our main and reliable customers.

COMPETITION

Currently, the main competitors of Shengtang in domestic market are Weisheng Glass Products Factory, Jusheng Glass Products Factory, Yihang Glass Products Factory, Huanqiu Glass Products Factory, and Jingsheng Glass Products Factory. Details are as following:

List of competitors	Employees Number	Productivity ($ Million per year)	Product category	Technique
Weisheng Glass Products Factory	300-400	Around 10	Christmas ornamentation, candleholder etc., mainly blowing mould	Lower
Jusheng Glass Products Factory	200-300	12-25	Crystal ball	Lower
Yihang Glass Products Factory	200-300	Less than 10	Hollow glass products and metal parts	Less Developed
Huanqiu Glass Products Factory	200-300	Less than 10	Solid glass products as gifts	Less innovative
Jingsheng Glass Products Factory	About 300	3	Solid wire-drawing craftwork	Lower

The product categories of above-mentioned competitors are similar to those of Shengtang, however, the technology development and craftwork design of Shengtang have obvious advantages compared with those of competitors. The glass craftworks with unique technology and ingenious design have high added value; therefore the price and profit of Shengtang’s products are higher than those of similar products. The Company adopts top techniques and complies with international quality control standards to produce the products that cannot be imitated by competitors. As a result, Shengtang can satisfy customers’ demand completely.

Competitive Strength of the Company

•	Superior business environment

Shengtang is located in Longgang district, Shenzhen city, Guangdong Province; the location provides superior business environment to enterprises. Shenzhen is one of the earliest open coastal cities in China, and it has been the important foreign trade site in China since 1980s under the support of “reform and opening” policy. As a consequence, the foreign trade of Shenzhen developed rapidly and small-medium size enterprises in Shenzhen grew fast. Guangdong province is the region that contributes most in glass products export in China. The total export value from Guangdong province in 2006 is $208 million, accounting for 20.66% of the total export value in China and representing an increase of 30.76% above last year. And in 2007, the exports reached $322 million, 25.28% of the total export value in China and grew 54.68%. Shengtang combines its advantages with the superior business environment, and makes use of local human resource and trade port advantages to develop home and abroad market.

•	Professional management team

Shengtang has an energetic and professional management team. Mr Zhongmin Chen, has rich experience in glass products design and processing. There are 40 research and development staffs and 15 design staffs in the Company. The professional management team and staffs guarantee Shengtang a leading position in glass products industry.

Furthermore, the culture of the company i.e. teamwork spirit, democracy system, leaders’ wisdom and people-oriented concept strengthens the core competitiveness of the Company. Shengtang pays attention to personnel training and employee stimulation, making the Company professional ability and sustainable development.

•	Innovative design

Since the date of incorporation, Shengtang has kept management philosophy of “Innovation is the power for enterprise development” and “Quality is the foundation for enterprise development”. Shengtang invests 10% of the annual profit on product development to guarantee the product quality. Shengtang is committed to meeting the customers’ requirement sufficiently in product design. As a consequence, Shengtang can follow the market trend, design concept, and thus enhance the added value of its products.

•	Stable product quality

Shengtang has a strict quality control system. Unqualified products are evaluated and marked by assigned staffs, and then they will be reworked, degraded, or discard. In addition, we will inform customers about the type of products in which unqualified products have been found, and will solve their problems as soon as possible to avoid possible loss.

•	Ability to meet the customers’ requirement in time

Shengtang mainly source to produces Christmas products whose sales will be seasonally affected; this problem requires the Company to deliver the products in the negotiated time, quality and quantity. According to the characteristics of industry, supplier and customer as well as development strategy, we establish supply-demand mode to give our customers better service. Using this mode, we make decisions based on receiving orders, production and delivery. Moreover, we regulate our supply-demand mode in terms of the changes of enterprise conditions and business environment.

•	High reputation

Shengtang has kept management philosophy　of “treat customers and suppliers honestly and faithfully” at all times. Shengtang acquires a high reputation in glass products industry, and establishes cooperative relationship with several large suppliers and distributors at the same time.

INTELLECTUAL PROPERTY

Zhongmin Chen, CEO of Shengtang, owns seven patent rights, namely, enchasing silver-plated processing technology patent, special creamy painting processing technology patent, wine set invention patent and four design patents concern with the appearance of the Wuliangye liquor bottle.

PROPERTIES

Shengtang’s corporate office is located at Shenping Liyuan Bldg 7/F, 3 Longcheng Lu N., Longgang Central City, Longgang District, Shenzhen 518116, P. R. China. The corporate office is 580 m2 which is leased from a third party.   The lease is a new 5 year lease starting from July 1, 2009 and ending June 30, 2014, the monthly rent is $2,460.00 USD, and the lease is renewable for an additional 3 years.

EMPLOYEES

As of the date hereof, we have approximately 75 full-time employees, including 40 research and development staffs and 15 staffs who are responsible for 3D and ichnographic design, 20 staffs are responsible for sales and the others. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this Form 10-K before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

OUR OPERATING HISTORY DOES NOT AFFORD INVESTORS A SUFFICIENT HISTORY ON WHICH TO BASE AN INVESTMENT DECISION.

We operate our business through our China subsidiary Shengtang. Shengtang were incorporated in May 2008.  Shengtang has a relatively short operating history. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

•	competition;
•	need for acceptance of products;
•	ability to continue to develop and extend our brand identity;
•	ability to anticipate and adapt to a competitive market;
•	ability to effectively manage rapidly expanding operations;
•	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure;
•	ability to provide superior customer service; and
•	dependence upon key personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

SUBSTANTIALLY ALL OF OUR BUSINESS, ASSETS AND OPERATIONS ARE LOCATED IN CHINA.

Substantially all of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects. The economy of China has been transitioning from a planned economy to a market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures benefit the overall economy of China, but may have a negative effect on us.

OUR PLANS TO EXPAND OUR PRODUCTION AND TO IMPROVE AND UPGRADE OUR INTERNAL CONTROL AND MANAGEMENT SYSTEM WILL REQUIRE CAPITAL EXPENDITURES IN 2010.

Our plans to expand our production and to improve and upgrade our internal control and management system will require capital expenditures in 2010. We may also need further funding for working capital, investments, potential acquisitions and joint ventures and other corporate requirements. We cannot assure you that cash generated from our operations will be sufficient to fund these development plans, or that our actual capital expenditures and investments will not significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. Our ability to obtain external financing at reasonable costs is subject to a variety of uncertainties. Failure to obtain sufficient external funds for our development plans could adversely affect our business, financial condition and operating performance.

During the fiscal year ended December 31, 2009 orders of three main Chinese customers consisted of 69.45% of the sales of the Company. UCP International Co., Ltd and ALL Creation  International  Ltd  8.95%，Taiwan Novelty(H.K.) Limited 8.29% of the total sales respectively. However, should we lose any of these two customers in the future and are unable to obtain additional customers, our sales and net profit will decrease.

WE MAY EXPERIENCE MAJOR ACCIDENTS IN THE COURSE OF OUR OPERATIONS, WHICH MAY CAUSE SIGNIFICANT PROPERTY DAMAGE AND PERSONAL INJURIES.

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injuries. Significant industry-related accidents and natural disasters may cause interruptions to various parts of our operations, or could result in property or environmental damage, increase in operating expenses or loss of revenue. The occurrence of such accidents and the resulting consequences may not be covered adequately, or at all, by the insurance policies we carry. In accordance with customary practice in China, we do not carry any business interruption insurance or third party liability insurance for personal injury or environmental damage arising from accidents on our property or relating to our operations other than our automobiles. Losses or payments incurred may have a material adverse effect on our operating performance if such losses or payments are not fully insured.

OUR PLANNED EXPANSION AND TECHNICAL IMPROVEMENT PROJECTS COULD BE DELAYED OR ADVERSELY AFFECTED BY, AMONG OTHER THINGS, DIFFICULTIES IN OBTAINING SUFFICIENT FINANCING, TECHNICAL DIFFICULTIES, OR HUMAN OR OTHER RESOURCE CONSTRAINTS.

Our planned expansion and technical improvement projects could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints. Moreover, the costs involved in these projects may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances. Failure to obtain intended economic benefits from these projects could adversely affect our business, financial condition and operating performances.

WE COULD FACE INCREASED COMPETITION.

There are more and more competitors trying to expand their sales and build up their distribution networks. We believe this trend will continue and probably accelerate. Increased competition may have a material adverse effect on our financial condition and results of operations.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE AT LEVELS WE EXPECT.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our producing and marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

WE CANNOT ASSURE YOU THAT OUR ORGANIC GROWTH STRATEGY WILL BE SUCCESSFUL WHICH MAY RESULT IN A NEGATIVE IMPACT ON OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

One of our strategies is to grow organically through increasing the distribution and sales of our products by penetrating existing markets in PRC and entering new geographic markets in PRC. However, many obstacles to entering such new markets exist including, but not limited to, established companies in such existing markets in the PRC. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake plant expansion, purchase additional machinery and purchase equipment for our operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States (although we may be able to obtain funding in the P.R.C.) and the market fluctuations affect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our plant expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the Units. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

NEED FOR ADDITIONAL EMPLOYEES.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and the management and operation of the Company will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the construction industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

THE TRANSACTION INVOLVES A REVERSE MERGER OF A FOREIGN COMPANY INTO A UNITED STATES SHELL COMPANY, SO THAT THERE IS NO HISTORY OF COMPLIANCE WITH UNITED STATES SECURITIES LAWS AND ACCOUNTING RULES.

In order to be able to comply with United States securities laws, the Company’s operating subsidiary prepared its financial statements for the first time under U.S. generally accepted accounting principles and recently had its initial audit of its financial statements in accordance with Public Company Accounting Oversight Board (United States). As the Company does not have a long term familiarity with U.S. generally accepted accounting principles, it may be more difficult for it to comply on a timely basis with SEC reporting requirements than a comparable domestic company.

THE INCREASE OF MANUFACTURING COSTS, WHICH IS CAUSED BY THE INCREASE OF RAW MATERIALS, MAY ADVERSELY AFFECT OUR PROFIT.

Domestic manufacturers primarily supply the raw materials. The expenditure on raw materials of glass craftwork accounts for 10% of the manufacturing costs of Shengtang. The increase of manufacturing costs, which is caused by the increase of raw materials, may not be passed to customers. This may adversely affect our profit.

THE COMPANY MAINLY PRODUCES CHRISTMAS GIFTS, WHICH ARE INFLUENCED BY SEASON DEMAND.

The Company mainly produces Christmas gifts and the demand of these products is affected by season. Fluctuation of demand will occur around Christmas Day, bringing a material adverse effect on our business.

OUR PRODUCTS ARE SOLD TO FOREIGN MARKETS THROUGH DOMESTIC DEALERS. IT MAY CREATE BUSINESS RISK DUE TO THE DEPENDENCE ON THE DOMESTIC DEALER AND FOREIGN MARKETS.

Our marketing model is we sell our products to foreign markets through domestic Chinese dealers. We rely on a few major customers and the loss of any of these customers could adversely affect our revenues. Our products are firstly distributed to agents in Hong Kong, and then are exported abroad to the target market. Depend on these agents and oversea customers, we cannot adjust our marketing strategy and maintain or expand our market share according to the changes of customer demand. This may adversely affect our financial condition and operation performance.

COMPETITION IN GLASS CRAFTWORK INDUSTRY, ESPECIALLY AMONG LARGE COMPANIES, COULD AFFECT OUR DEVELOPMENT.

Competition in glass craftwork industry, especially among large companies, could affect our development. In 2006, annual revenue of glass products industry in China is 185.2 billion RMB, increasing 29.39% over the last year. The total profit reaches 10.4 billion RMB, and increases 2 billion RMB over the previous year. During Jan to Nov 2007, the revenue is 219.9 billion RMB, up by 32.83%; the total income is 15.6 billion RMB, growing 7.5 billion RMB. In resent years, glass craftwork has experienced a rapid development, and the average profit margin of the whole industry has been gradually raised. Consequently, investments in the industry have been increased. From the rank of domestic glass craftwork enterprises based on their outputs, the top three companies are: Weisheng Glass Products Factory, Jusheng Glass Products Factory, and Yihai Glass Products Factory. Shengtang has strong competitive advantage base on unique technologies. However, intense competition among these factories makes them to face the challenge to survive in the market.

FOLLOWING CLOSE OF THIS EXCHANGE AGREEMENT, OUR DIRECTORS HAVE CONTROL OF US.

Zhongmin Chen, Shaoping Lu, Rong Li, our directors, in the aggregate own approximately 56% of our issued and outstanding common stock following the Closing of the Share Exchange. Therefore, they control us and can control the election of our directors and officers.

OUR MANAGEMENT HAS NO EXPERIENCE IN MANAGING AND OPERATING A PUBLIC COMPANY. ANY FAILURE TO COMPLY OR ADEQUATELY COMPLY WITH FEDERAL SECURITIES LAWS, RULES OR REGULATIONS COULD SUBJECT US TO FINES OR REGULATORY ACTIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our current management has no experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties including its consultants, attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

OUR ABILITY TO COMPETE COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR IF WE ARE SUED FOR INTELLECTUAL PROPERTY INFRINGEMENT. IN ADDITION, OUR INTELLECTUAL PROPERTY RIGHTS ARE OWNED BY OUR CEO. THE LOSS OF OUR CEO COULD HAVE MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND FINANCIALS.

We believe that the intellectual property rights are important to our success and our competitive position. We consider the intellectual property rights to be among our most valuable assets. While we vigorously protect our intellectual property rights against infringement, we cannot assure you that we will be able to secure protection for our intellectual property in the future or that protection will be adequate for future products. Further, we cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

In addition, our intellectual property rights are held by our CEO. If we loss our CEO then we will not be able to use the current intellectual property rights, and our business or financial condition could be adversely affected.

Risks Relating to the People's Republic of China

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY AFFECT OUR COMPANY.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of restrictions on currency conversion in addition to those described below.

THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS APPLICABLE TO US CREATE AN UNCERTAIN ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A NEGATIVE EFFECT ON US.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects.

CURRENCY CONVERSION COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Furthermore, the Renminbi is not freely convertible into foreign currencies nor can it be freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, Foreign Invested Enterprises are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange Renminbi for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of Renminbi into foreign exchange by Foreign Invested Enterprises for recurring items, including the distribution of dividends to foreign investors, is permissible. The conversion of Reminbi into foreign currencies for capital items, such as direct investment, loans and security investment, is subject, however, to more stringent controls.

Our operating companies are FIEs to which the Foreign Exchange Control Regulations are applicable. Accordingly, we will have to maintain sufficient foreign exchange to pay dividends and/or satisfy other foreign exchange requirements.

EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to $1.00. If we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

SINCE MOST OF OUR ASSETS ARE LOCATED IN PRC, ANY DIVIDENDS OF PROCEEDS FROM LIQUIDATION IS SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

Our assets are predominantly located inside PRC. Under the laws governing Foreign Invested Enterprises in PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

TAX POLICY MAY AFFECT OUR PRODUCTION COSTS AND OUR EXPORT.

Tax policy may affect our production costs and our export. China implemented a reimbursement tax policy for export in July 2007, which reduced the export tax refund rate of glass products to 5%. But in October 2008, China issued a new export reimbursement tax policy, and turned the reimbursement tax rate of some commodities back to 13%. The policy covers major part products of Shengtang. For glass industry, the different tax reimbursement policy may influence global market competitive strength of companies. Therefore, changing in reimbursement tax policy may affect the production and profit of the company.

ENVIRONMENTAL PROTECTION POLICY MAY INFLUENCE OUR PRODUCTION COSTS.

Environmental protection policy may influence our production costs. With the development of global industrialization, environment pollution has become a big problem that governments and people should pay more attention to. Chinese government has made a series of environment protection policy in recent years. As wastes from glass craftwork production pollute the environment greatly, we will make more investments in production and R&D so as to meet the environmental protection requirements of the government. Therefore, our production costs will rise and our profits might be affected.

IT MAY BE DIFFICULT TO AFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

As our operations are presently based in PRC and a majority of our directors and all of our officers reside in PRC, service of process on our company and such directors and officers may be difficult to effect within the United States. Also, our main assets are located in PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

Risks Associated with our Securities

RESTRICTED SECURITIES; LIMITED TRANSFERABILITY.

Our securities should be considered a long-term, illiquid investment. Our Common Stock has not been registered under the Act, and cannot be sold without registration under the Act or any exemption from registration. In addition, our Common Stock is not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for the securities, a shareholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

WE MAY BE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE THE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the  customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

OUR SHARES OF COMMON STOCK ARE VERY THINLY TRADED, AND THE PRICE MAY NOT REFLECT OUR VALUE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Our shares of common stock are very thinly traded, and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

ITEM 2. PROPERTIES.

Our corporate office is located at Shenping Liyuan Bldg 7/F, 3 Longcheng Lu N., Longgang Central City, Longgang District, Shenzhen 518116, P. R. China. The corporate office is 580 m2 which is leased from a third party.   The lease is a new 5 year lease starting from July 1, 2009 and ending June 30, 2014, the monthly rent is $2,460.00, and the lease is renewable for an additional 3 years.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

Our Common Stock is traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “SHNL.OB.”  There is, however, no active public trading market for our common stock.

Holders

As the date hereof, there are 20,000,000 shares of common stock issued and outstanding.  There are approximately 75 shareholders of our common stock. Toward the end of 2009, the majority shareholders (over 75% of total equity) and the board decided to do a 2 for 5 reverse stock split, reducing the total number of shares outstanding from 50,000,000 shares to 20,000,000 mainly in anticipation of the operation results of the year.

Transfer Agent and Registrant

Empire Stock Transfer Inc. is currently the transfer agent and registrar for our Common Stock.  Its address is 1859 Whitney Mesa Dr., Henderson, NV 89014.  Its phone number is (702) 818-5898.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose.  We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock.  In addition, we currently have no plans to pay such dividends.  However, even if we wish to pay dividends, because our cash flow is dependent on dividend distributions from our affiliated entities in PRC, we may be restricted from distributing dividends to our holders of shares of our common stock in the future if at the time we are unable to obtain sufficient dividend distributions from and of Hammer Handle. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition of Shentang International Inc. & Subsidiaries for the fiscal years ended December 31, 2009 and 2008. It should be read in conjunction with the Shentang International Inc. & Subsidiaries financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this prospectus. We use words such as anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

CORPORATE INFORMATION AND BUSINESS DESCRIPTION

Shentang International, Inc. (we or the “Company”) was incorporated in the State of Nevada on June 29, 2007. We were an exploration-stage company engaged in the exploration of mineral resource properties.

On July 22, 2009, the Company conducted a 1-to-10 forward stock split (the “Stock Split”) of the issued and outstanding common stock, so the Company’s issued and outstanding shares increased from 1,670,000 to 16,700,000 with par value of $0.001.

Immediately after the Stock Split on July 22, 2009 (the “Closing Date”), the Company entered into a Share Purchase Agreement and Share Exchange (the “Exchange Agreement”) with Boom Spring International Limited, a British Virgin Islands corporation (“Boom Spring”), the shareholders of Boom Spring (the “Boom Spring Shareholders”), and Shengtang Craft Design (Shenzhen) Co., Ltd., a wholly foreign-owned enterprise established under the laws of People’s Republic of China, which is a wholly-owned subsidiary of Boom Spring (“Shengtang”).  On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all the outstanding shares of Boom Spring (the “Interests”) from the Boom Spring Shareholders; and the Boom Spring Shareholders transferred and contributed all of their Interests to us.  In exchange, our sole officer and director and majority shareholder transferred 12,000,000 shares, and we issued 33,300,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to the Boom Spring Shareholders, their designees or assigns, which totals 90.6% of the issued and outstanding Common Stock of the Company on a fully-diluted basis as of and immediately after the Closing (the “Share Exchange”). Following the Share Exchange, Boom Spring became our wholly owned subsidiary, and there were 50,000,000 shares of Common Stock issued and outstanding. Pursuant to the terms of the Exchange Agreement, David Price resigned as the sole director and officer of the Company effective immediately at the Closing Date and Zhongmin Chen, Shaoping Lu, Rong Li, Hui Zhao, Chunyun Zhao and Shing Ho Eric Cheung were appointed as the new directors and officers of the Company.

This transaction closed on July 22, 2009.

Pursuant to a board resolution dated October 21, 2009, the Company increased its authorized number of common stock from 50,000,000 to 190,000,000, and conducted a 2-for-5 reverse stock split (the “Reverse Stock Split”) of the issued and outstanding common stock. After the Reverse Stock Split, the Company’s issued and outstanding shares changed from 50,000,000 to 20,000,000 with par value of $0.001 effective on October 21, 2009.

Prior to the Share Exchange on July 22, 2009, we had no assets, liabilities, or business operations of meaningful significance.  Accordingly, the Share Exchange has been treated for accounting purposes as a recapitalization by the accounting acquirer, Boom Spring, and the financial statements reflect the assets, liabilities, and operations of Boom Spring from its inception on October 2, 2007 to December 31, 2009 and us thereafter.  References to our company are with respect to Boom Spring to December 31, 2009 and us thereafter.

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

Shengtang has exclusive use of the core technologies, includes hollow/solid glass processing technology, pure manual glass rod processing technology, wire processing technology and painting processing technology. It has successfully sold “Yi Fan Feng Shun” liquor vessel with the brand of Wu Liang Ye. We are actively engaging in expanding our products in the international market. Currently Shengtang outsources the production to some domestic suppliers and does not have any production line, However, it plans to develop a production line to meet the demand in the domestic Chinese market by purchasing new equipments for machine-made glass producing.  Our goal is to become a large-scaled glass craftwork supplier and further develop its innovational technology.

For the next 12 months, we plan to build or acquire our own production lines to meet the demands of our existing customers.  Meanwhile, we have the plan and initiatives to acquire other viable enterprises both upstream and downstream in our industry, with the goal of completing at least 2 such acquisitions.

RESULTS OF OPERATIONS

Results of Operations for the Year ended December 31, 2009 Compared to the Year ended December 31, 2008

The following tables set forth key components of our results of operations for the years indicated, in dollars, and key components of our revenue for the year indicated, in dollars. The discussion following the table is based on these results.

Shentang International Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2009	2008
	Unaudited	Unaudited
	USD	USD

Sales	4,411,049	6,235,422
Cost of sales	2,625,212	3,342,363
Gross margin	1,785,837	2,893,059

Operating expenses:
Research and development expenses	106,766	181,444
Selling expenses	181,719	71,062
General and administrative expenses	750,090	96,379
	1,038,575	348,885
Income from operations	747,262	2,544,174

Financial expenses	(7,467)	(24,662)
Other expenses	(143)	(32)
	(7,610)	(24,694)
Income before income taxes	739,652	2,519,480
Income taxes Expenses	-	1,431
Net income	739,652	2,518,049
Foreign currency translation gain/(loss)	868	(2,537)
Comprehensive income	740,520	2,515,512

Earnings per share – basic and diluted	0.04	0.14

Weighted average number of shares outstanding - basic and diluted	18,959,562	18,120,000

Sales:

Sales decreased from $6,235,422 for the year ended December 31, 2008 to $4,411,049 for the year ended December 31, 2009, a decrease of $1,824,373 or 29.3%. The decrease is mainly due to the weakness of US market and decreased orders for the year, especially in the fourth quarter.

Cost of goods sold:

Cost of goods sold decreased from $3,342,363 for the year ended December 31, 2008 to $2,625,212 for the year ended December 31, 2009, a decrease of $717,151 or 21.5%. The decrease is mainly due to lower sales volume.

Gross margin:

Gross margin decreased from $2,893,059 for the year ended December 31, 2008 to $1,785,837 for the year ended December 31, 2009. The decrease of $1,107,222 or 38.3% is mainly due to (1) lower price for fierce market competition and (2) increase of purchase price due to lower sales volume.

Operating expenses:

Operating expenses increased from $348,885 for the year ended December 31, 2008 to $1,038,575 for the year ended December 31, 2009. The increase of $689,690 include a decrease of $74,678 for research and development expenses, an increase of 110,657 for selling expenses, and an increase of $653,711 for general and administrative expenses. The increase in operating expenses is mainly due to significant increase in general and administrative expenses including legal and accounting expenses in connection with the Company’s going public process and its status as an OTCBB company, and increase in selling expenses incurred in our marketing efforts.

Income from operations:

Income from operations was $747,262 for the year ended December 31, 2009 and $2,544,174 for the year ended December 31, 2008, a drop of $1,796,912 or 70.6% mainly due to increased expenses on marketing activities and administration.

Net income:

Net income was $739,652 for the year ended December 31, 2009, compared to $2,518,049 for the year ended December 31, 2008, a drop of $1,778,397 or 70.6% mainly due to increased expenses on marketing activities and administration.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, our balance of cash and cash equivalents was $11,513, comparing to $14,085 as of December 31, 2008.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance higher level of inventories and accounts receivable;
•	Addition of administrative and sales personnel as the business grows;
•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets;
•	Development of new brands to complement our celebrity portfolio; and
•	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the year ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008
Net cash provided by/(used in) operating activities	374,740	(113,482)
Net cash used in investing activities	(904,191)	-
Net cash provided by financing activities	526,833	-
Effect of exchange rate fluctuation on cash and cash equivalents	46	(2,537)
Net decrease in cash and cash equivalents	(2,572)	(116,019)

The Company currently generates its cash flow mainly from financing activities and operating activities. The Company believes the cash flows from operating activities for the next twelve months will be sufficient to sustain current level of operations.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended December 31, 2009. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently issued accounting standards

The Financial Accounting Standards Board (“FASB”) establishes the Accounting Standards Codification (“ASC”).

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, ASC 105 Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change U.S. GAAP, but it will change the way U.S. GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“ASC Topic 820”), which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. We adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC Topic 820-10-65”). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“ASC Topic 320-10-65”). This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (1) the amount related to credit losses (recorded in earnings) and (2) all other amounts (recorded in Other comprehensive income).

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC Topic 320-10-65”). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

We elected to adopt these updates effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material effect on our financial condition or results of operations.

Business Combinations

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“ASC Topic 805-20”). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, Accounting for Contingencies (“ASC Topic 405”). The Company does not have any assets acquired or liabilities assumed in a business combination that arise from contingencies.

Revenue Recognition

In October 2009, the FASB issued the following ASUs:

ASU No. 2009-13, Revenue Recognition (“ASC Topic 605”) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB EITF. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

ASU No. 2009-14, Software, (“ASC Topic 985”) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB EITF. This guidance modifies the scope of ASC subtopic 965-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

These updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

Other Accounting Changes

In June 2009, the FASB issued the following standards:

SFAS No. 166, Accounting for Transfers of Financial Assets (“ASC Topic 860”). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 810 is effective for our fiscal year beginning on January 1, 2010. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“ASC Topic 855”), which is effective for interim or annual financial periods ending after June 15, 2009. ASC Topic 855 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This authoritative guidance became effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s Financial Statements.

In February 2010, the FASB issued ASU No. 2010-09 which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. Management does not believe the adoption will have a material effect on the Company’s financial statements.

From June 2009 to March 2010, the FASB has issued several ASU’s – ASU No. 2009-02 through 2009-17 and ASU No. 2010-01 through 2010-11. Except for ASUs 2009-13, 2009-14, and 2010-09 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements are contained in pages F-1 through F-21 which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Prior to our reverse acquisition transaction with Boom Spring, our independent registered public accounting firm was Maddox Ungar Silberstein, PLLC (“Maddox”), while Boom Spring’s independent registered public accounting firm was Bernstein & Pinchuk LLP (“B&P”). On July 22, 2009, in connection with the change in control transaction, our board of directors approved the dismissal of Maddox, as our independent auditor, effective immediately. Concurrent with the decision to dismiss Maddox as our independent auditor, our board of directors elected to continue the existing relationship of Boom Spring with B&P as our independent auditor.

Maddox’s reports on the financial statements of the Company for the years ended November 30, 2008 and 2007 (from June 29, 2007, date of inception) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit and review of the financial statements of the Company through July 22, 2009, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Maddox’s opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the years ended November 30, 2008 and 2007 (from June 29, 2007, date of inception) and interim unaudited financial statement through July 22, 2009, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to July 22, 2009, the Company did not consult with B&P regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A(T).CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age, and position of our executive officers and sole director. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Zhongmin Chen	41	Chairman of the Board of Directors
Shaoping Lu	48	Director
Rong Li	52	Director
Na Wang	42	Chief Financial Officer
Chunyun Zhao	57	Chief Technology Officer

The business background descriptions of the newly appointed director are as follows:

Zhongmin Chen: Chairman and Chief Executive Officer. He joined a glass factory that was invested by Taiwan businessman. He started with a painting worker and gradually promoted as group leader, workshop supervisor, department manager, and general manager for production. He founded Dunhuang Weiye Construction Ltd and was involved in establishment of Dikexin trade Ltd before he found Shengtang. Mr. Chen has worked in the glass production industry for almost 20 years. He has extraordinary understanding of the industry and rich of experience in the design and production of glass craftworks. Mr. Chen also has rich experience and great knowledge in areas such as development strategy, marketing, and general management. Mr. Chen is hard working, concerned about employees, foresight in the future and decisive when necessary so that the team he built is full of culture of team working and can lead the company in the track of growing fast and achieving great results.

Shaoping Lu: Director, Ph.D. Mr. Lu is in charge of fund raise and coordinating with international capital market. Mr. Lu received his Ph.D. in 1990 from The City University of New York, master’s degree in 1986 from The Chinese Academy of Sciences. Mr. Lu was a professor of West Virginia University for 3 years. Since 2002, Mr. Lu has been the president of China Hi-Tech Fund, a venture capital fund based in Shenzhen.

Rong Li: Director and Vice President. In 1974, after graduated from high school, he left city and joined a Production Team until 1977; and was on serve from 1977-1979, took part in the anti Vietnam self-defense war and was admitted to the Part. From 1980 to 1984, he worked as a policeman in Public Security Bureau in Nanning in Guangxi Province. Mr. Li studied in Guangxi Economic Management Cadre College during 1985 to 1989; and served as vice-supervisor of economic control department of Industrial and Commercial Bureau in Nanning in 1990. And from 1991-1992, he was supervisor of Shatoujiao Industrial and Commercial Substation in Shenzhen city in Guangdong Province. And He was supervisor of the Industrial and Commercial substation of Longgang district in Shenzhen and manager of the Industry and Commerce Bureau of Longgang district from1993 to 2006. Mr. Li retired in 2006 and joined the company when it was created.

Na Wang:  Chief Financial Officer. From 2003 to present, Ms. Wang served as auditing manager in Shenzhen Far East Accounting Firm in China. From 2002 to 2003 she was an auditor in Shenzhen Tianhua Accounting Firm in China.  From 2001-2002 Ms. Wang was an accountant in Shenzhen Daxian Digital Corp in China.  From 1990 to 2001, she worked in the accounting department of Wa Fang Dian Material Bureau of Dalian City in China. Ms. Wang graduated from Northeast University of Finance and Economics in 1990 and became a register CPA in 2005. She is well experienced with and qualified for the accounting, auditing, and tax issues in the People’s Republic of China.

Chunyun Zhao: Chief Technology Officer. He was born in Tianchang city in Anhui Province in 1952, studied traditional Chinese medicine from 1970 to 1972, and worked in People’s Hospital in Tianchang as pharmacist during 1973 to 1975. From 1976 to 1980, Mr. Zhao worked at the purchase depatment in Tianchang Medicine Company as a group leader and formed a textile machinery factory during 1981 and 1985. From 1986 to 1989, he worked in Daqing Electric & machinery Corporation that was found by Daqing Petroleum Corporation and Qiqihaer Mechanical and Electrical Company, as sales department manager. From 1990 to 2005, he worked in Shenzhen No.2 Construction Company as project manager and sale of glass producing equipments from 2005 to date. Mr. Zhao has great experience in factory operation and management, and also familiar with logistic and purchasing management.

Employment Agreements

We currently do not have any employment agreements with our executive officers.

Committees and Meetings

We currently do not have standing audit, nominating or compensation committees. Our board of directors handles the functions that would otherwise be handled by each of the committees. The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate.

Family Relationships

There are no family relationships between our director and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director and officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our sole director and officer has not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we intend to adopt one in the near future.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.EXECUTIVE COMPENSATION.

In July, 2009, the board passed a resolution for the compensations of board members, as two of board members, Zhongmin Chen and Rong Li, are actually managing directors involved in the day to day operations of the Company, and the other board member, Dr. Shaoping Lu, also devotes substantial amount of time in the operations and coordinating and working with different professional teams such as legal counsel, auditor, transfer agent, market makers. The compensation for each director is set to be $2,920 per month starting from July, 2009.  However as of December 31, 2009, none of the directors actually received any cash compensation. The compensation due will be paid in cash before June 30, 2010 or at a later time to be determined by the management.  The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
David Price former Chairman and CEO (1)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Zhongmin Chen President, CEO and Chairman (2)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Shaoping Lu Director (2)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Rong Li Vice President (2)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Hui Zhao Former CFO and COO (2)(3)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Chunyun Zhao CTO (2)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Shing Ho Eric Cheung Former CMO (2)(3)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Na Wang CFO (4)	2009	0	0	0	0	0	0	0	0

(1)
On July 22, 2009, we entered into an Exchange Agreement with Boom Spring and in connection with the change of control contemplated by the Share Exchange, David Price tendered his resignation from the board of directors and from all offices held in the Company, effective immediately at the Closing.

(2)
In connection with the Share Exchange on July 22, 2009, Zhongmin Chen, Shaoping Lu, Rong Li, Hui Zhao, Chunyun Zhao and Shing Ho Eric Cheung were appointed as directors and officers of the Company effective immediately at the Closing.  Therefore, these six (6) individuals did not receive any compensation from us during fiscal years 2008 and 2009.

(3)
Effective November 9, 2009, the Board accepted the resignation of Mr. Hui Zhao as Chief Financial Officer of the company, and the board also dismissed Shing Ho Eric Cheung as Chief Marketing Officer. These changes of officers are due to personal reasons and their resignation was not a result of any disagreements relating to the Company’s operations, policies or practices.

(4)	Effective November 9, 2009, the Board appointed Na Wang as our Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2009.

Compensation of Directors

During the 2008 and 2009 fiscal years, no member of our board of directors received any compensation solely for service as a director. Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year we did not have a standing Compensation Committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee.

Indemnification of Directors and Executive Officers and Limitation of Liability

The General Corporation Law of Nevada provides that directors, officers, employees or agents of Nevada corporations are entitled, under certain circumstances, to be indemnified against expenses (including attorneys’ fees) and other liabilities actually and reasonably incurred by them in connection with any suit brought against them in their capacity as a director, officer, employee or agent, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. This statute provides that directors, officers, employees and agents may also be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by them in connection with a derivative suit brought against them in their capacity as a director, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 20,000,000 shares of common stock issued and outstanding on a fully converted basis as of the date April 14, 2010.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owners (1)	# of Shares	% of Class (2)
Zhongmin Chen	7,056,000	35.28%

Shaoping Lu	1,730,000	8.65%

Rong Li	2,000,000	10.00%

Hui Zhao	1,904,000	9.52%

Chunyun Zhao	952,000	4.76%

Na Wang	0	0

All Executive Officers and Directors as a group (five (5) persons)	11,738,000	58.69%

(1) The address for each person is 7/F Shenping Liyuan Bldg, 3 Longcheng BeiLu, Longgang Central City, Longgang District, Shenzhen 518116, People’s Republic of China.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or
(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $105,000 for the fiscal year ended December 31, 2008 and $91,000 for the fiscal year ended December 31, 2009.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) Tax Fees

There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

(5) Pre-Approval Policies and Procedures

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company’s the board of directors acting as the audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-20 of this report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit Number	Description
2.1	Share Purchase Agreement and Share Exchange by and between the Company, Boom Spring and Shengtang, dated July 22, 2009 (1)
3.1	Articles of Incorporation, as amended (2)
3.3	Bylaws, as amended (1)
21.1	List of subsidiaries of the Registrant *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

1	Incorporated by reference to the current report on Form 10-K filed on July 24, 2009.
2	Incorporated by reference to the Registration Statement on Form S-1 filed on January 9, 2008.

•	Filed herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENTANG INTERNATIONAL, INC.
Dated: April 15, 2010
By: /s/ Zhongmin Chen
Zhongmin Chen President, Chief Executive Officer and Chairman of the Board of Directors

Dated: April 15, 2010	By: /s/ Na Wang
Na Wang
Chief Financial and Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhongmin Chen	Chief Executive Officer, President and	April 15, 2010
Zhongmin Chen	Chairman of the Board of Directors

/s/ Na Wang	Chief Financial Officer and	April 15, 2010
Na Wang	Principal Accounting Officer

/s/ Shaoping Lu	Director	April 15, 2010
Shaoping Lu

/s/ Rong Li	Vice President and Director	April 15, 2010
Rong Li

/s/ Chunyun Zhao	Chief Technology Officer	April 15, 2010
Chunyun Zhao

Shentang International, Inc. and Subsidiaries

Consolidated Financial Statements
December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Shentang International Inc.

We have audited the accompanying consolidated balance sheets of Shentang International, Inc. and Subsidiaries ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, New York

April 15, 2010

Shentang International Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2009	2008
	USD	USD
Assets
Current assets:
Cash and cash equivalents	11,513	14,085
Accounts receivable	2,673,034	2,442,112
Other receivables	394,357	159,407
Inventory	260	27,749
Prepaid expenses	4,874	15,159
Total current assets	3,084,038	2,658,512

Prepayment for acquisition from related parties	861,244	-
Property and equipment, net	26,637	-
	3,971,919	2,658,512

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	-	20,238
Accruals and other payables	139,054	57,541
Amount due to a director	-	15,221
Total current liabilities	139,054	93,000

Stockholders’ equity:
Common stock ($0.001 par value; 190,000,000 shares authorized, 20,000,000 shares issued and outstanding at December 31, 2009; 50,000,000 shares authorized, 18,120,000 shares issued and outstanding at December 31, 2008)	20,000	18,120
Additional paid-in capital	556,833	31,880
Unappropriated retained earnings	3,257,701	2,518,049
Accumulated other comprehensive loss	(1,669)	(2,537)
Total stockholders’ equity	3,832,865	2,565,512
	3,971,919	2,658,512

See notes to consolidated financial statements.

Shentang International Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2009	2008
	USD	USD

Sales	4,411,049	6,235,422
Cost of sales	2,625,212	3,342,363
Gross margin	1,785,837	2,893,059

Operating expenses
Research and development expenses	106,766	181,444
Selling expenses	181,719	71,062
General and administrative expenses	750,090	96,379
	1,038,575	348,885
Income from operations	747,262	2,544,174

Other expenses
Financial expenses	(7,467)	(24,662)
Other expenses	(143)	(32)
	(7,610)	(24,694)
Income before income tax expense	739,652	2,519,480
Income tax expense	-	1,431
Net income	739,652	2,518,049
Foreign currency translation gain/(loss)	868	(2,537)
Comprehensive income	740,520	2,515,512

Earnings per share – basic and diluted	0.04	0.14

Weighted average number of shares outstanding - basic and diluted	18,959,562	18,120,000

See notes to consolidated financial statements.

Shentang International Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common stock		Additional paid-in	Unappropriated retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	income	equity

		USD	USD	USD	USD	USD

Balance at December 31, 2007	18,120,000	18,120	31,880	-	-	50,000

Net income	-	-	-	2,518,049	-	2,518,049
Foreign currency translation adjustment	-	-	-	-	(2,537)	(2,537)
			-
Balance at December 31, 2008	18,120,000	18,120	31,880	2,518,049	(2,537)	2,565,512

Net income	-	-	-	739,652	-	739,652
Contribution by a stockholder	-		526,833	-	-	526,833
Effect of reverse merger	1,880,000	1,880	(1,880)	-	-	-
Foreign currency translation adjustment	-	-	-	-	868	868

Balance at December 31, 2009	20,000,000	20,000	556,833	3,257,701	(1,669)	3,832,865

See notes to consolidated financial statements.

 Shentang International Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008
	USD	USD
Cash flows from operating activities
Net income	739,652	2,518,049
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation	1,255	-
Changes in operating assets and liabilities
Accounts receivable	(230,703)	(2,442,112)
Other receivables	(234,384)	(159,407)
Prepaid expenses	10,338	(15,159)
Inventory	27,584	(27,749)
Development stage cost	-	170
Accounts payable	(20,307)	20,238
Accruals and other payables	81,305	57,541
Amount due to a director	-	(65,053)
Net cash provided by/(used in) operating activities	374,740	(113,482)

Cash flows from investing activities
Prepayment for equity investment	(876,310)	-
Purchase of office equipment	(27,881)	-
Net cash used in investing activities	(904,191)	-

Cash flows from financing activities
Cash contribution from a stockholder	526,833	-
Net Cash provided by financing activities	526,833	-

Effect of exchange rate fluctuation on cash and cash equivalents	46	(2,537)

Net decrease in cash and cash equivalents	(2,572)	(116,019)
Cash and cash equivalents at beginning of the year	14,085	130,104
Cash and cash equivalents at end of the year	11,513	14,085

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	797	637

See notes to consolidated financial statements.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Organization and principal activities

Shentang International Inc. (formerly known as Hammer Handle Enterprise, Inc.), (“Shentang International”), was incorporated in the State of Nevada on June 29, 2007. The authorized shares were 50,000,000 and the issued and outstanding shares were 1,670,000 with par value of $0.001 by July 22, 2009.

Boom Spring International Limited (“Boom Spring”) was incorporated in the British Virgin Islands (“BVI”) on October 2, 2007. The registered capital is USD50,000. Boom Spring started operations in May 2008.

Shengtang Glass Craftworks Design Limited (“Shengtang”), a wholly-owned subsidiary of Boom Spring, was established in the People’s Republic of China (the “PRC”) on May 8, 2008.

On July 22, 2009, Shentang International conducted a 1-to-10 stock split (the “Stock Split”) of the issued and outstanding common stock, so the Company’s issued and outstanding shares increased from 1,670,000 to 16,700,000 with par value of $0.001.

Immediately after the Stock Split on July 22, 2009, Shentang International entered into a Share Exchange Agreement (the “Exchange Agreement”) with Boom Spring, the shareholders of Boom Spring, and Shengtang. Pursuant to the terms of the Exchange Agreement, the shareholders of Boom Spring transferred to Shentang International all of the equity interest of Boom Spring in exchange for 12,000,000 outstanding shares of Shentang International and 33,300,000 newly issued shares of Shentang International (the “Share Exchange”). As a result of the Share Exchange, Boom Spring became a wholly owned subsidiary of Shentang International and Shentang International became a holding company with issued and outstanding common stock of 50,000,000 with par value of $0.001.

Pursuant to a board resolution dated October 21, 2009, the Company increased its authorized number of common stock from 50,000,000 to 190,000,000, and conducted a 2-for-5 reverse stock split (the “Reverse Stock Split”) of the issued and outstanding common stock. After the Reverse Stock Split, the Company’s issued and outstanding shares changed from 50,000,000 to 20,000,000 with par value of $0.001 effective on October 21, 2009.   This reverse stock split also give retroactive effect in the balance sheet as of December 31, 2008 and the computation of basic and diluted EPS is adjusted retroactively for all period presented accordingly.

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

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company.  All significant intercompany balances and transactions have been eliminated.

In the opinion of management, the consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the years presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Boom Spring for the year ended December 31, 2008 included in the Form 8-K filing dated July 22, 2009.

(b)  Fiscal year end date

 The Company’s fiscal year end is December 31.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(c)  Foreign currency transactions and translation

The functional currency of Shentang International and Boom Spring is the United States Dollar (“USD”), whereas the functional currency of Shengtang is the Renminbi (“RMB’).

At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. The increase or decrease in expected functional currency cash flows upon settlement of a transaction resulting from a change in exchange rates between the functional currency and the currency in which the transaction is denominated is recognized as foreign currency transaction gain or loss that is included in determining net income for the period in which the exchange rate changes. At each balance sheet date, recorded balances that are denominated in a foreign currency are adjusted to reflect the current exchange rate.

The Company’s reporting currency is USD. Assets and liabilities of the PRC subsidiary are translated at the current exchange rate at the balance sheet dates, and revenues and expenses are translated at the average exchange rates during the reporting periods. Translation adjustments are reported in other comprehensive income.

Shengtang’s operations and assets are located in China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

The exchange rates adopted are as follows:

	2009	2008
Year end RMB exchange rate	6.83	6.85
Average yearly RMB exchange rate	6.83	6.88

No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

(d) Use of estimations

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the amounts of revenues and expenses during the years ended December 31, 2009 and 2008. Actual results could differ from those estimates.

Significant estimates by management include, but are not limited to, the valuation of trade receivables and other receivables, the estimation on useful lives of property and equipment.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(e)  Cash and cash equivalents

Cash includes currency on hand and demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

No cash and cash equivalents are restricted as to withdrawal or usage.

(f)  Accounts receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying values have become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2009, in the opinion of management, no allowance for doubtful accounts was required.

(g)  Other receivables

As needed for normal business purposes, the Company advances predetermined amounts based upon internal Company policy to certain employees and unrelated parties to ensure certain transactions to be performed in a timely manner. The Company has full oversight and control over the advanced accounts. As of December 31, 2009, no allowance for doubtful accounts was required.

(h)  Inventories

Inventories, which are mainly raw materials for research and development purpose, are stated at the lower of cost or market. Cost is determined using the weighted average method. Where there is evidence that the utility of inventories, and their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is recorded for the difference with charges to cost of sales.

(i)  Property and equipment

Property and equipment are stated at historical cost less accumulated depreciation and impairment. The historical cost of acquiring an item of property and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Depreciation of property and equipment is calculated using the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows.

	Annual rate	Residual value
Office equipment and computers	18%	10%

Maintenance and repairs are charged to expense as incurred. The gain or loss on the disposal of property and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statements of operations.

(j)  Statutory surplus reserve

In accordance with the relevant laws and regulations of PRC and the Company’s articles of association, Shengtang is required to appropriate 10% of its net income reported in PRC statutory accounts, after offsetting prior years’ losses, to the statutory surplus reserve. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiary, any further appropriation is optional.

The statutory surplus reserve can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balance of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable. As of December 31, 2009, no allowance for statutory surplus reserve was provided as Shengtang suffered a loss in 2009.

(k)  Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104 (“ASC Topic 605”). All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until products have been shipped to the customers, risk of loss has transferred to the customers and customers’ acceptance has been obtained, or the Company has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

(l)  Research and development costs

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to USD106,766 and USD181,444 for the years ended December 31, 2009 and 2008, respectively, were recorded in the statements of income.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(m)  Advertising

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. The Company incurred no advertising expenses in any of the years presented.

(n)  Taxation

(i)   Income tax

Shentang International is subject to the United States of America Tax laws at tax rate of up to 35%. No provision for the US federal income tax has been made as the Company had no US taxable income for the years ended December 31, 2009 and 2008 and believes that its earnings are permanently invested in PRC.

Boom Spring, being incorporated in the BVI, is governed by the income tax law of the BVI and is subject to BVI’s income tax. According to current BVI income tax law, there is no applicable income tax for Boom Spring.

Shengtang, being incorporated in the PRC, is governed by the income tax law of the PRC and is subject to PRC’s enterprise income tax. The applicable income tax rate for Shengtang is 25%.

(ii)  Value added tax

Shengtang’s sales of products are subject to the PRC’s Value added tax (“VAT”). As Shengtang is assessed as a small-scale value-added taxpayer by local tax authorities for the period from May 8, 2008 to September 30, 2008, a simplified method for calculating the VAT tax payable is used for the corresponding period. The applicable VAT rate is 6% of total sales amount and input VAT can not be deducted.

Since October 1, 2008, Shengtang has qualified as an ordinary value-added taxpayer and the applicable tax rate for domestic sales is 17%. Input VAT on purchases of raw materials, fuel, utilities and other production materials (merchandise, transportation costs) can be deducted from output VAT. VAT payable is the difference between output and deductible input VAT.

Shengtang has been approved to use the “exempt, credit, refund” method on glass craftworks and Christmas decorations exported providing a tax refund at the rate of 5% and 13%.

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

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(o)  Earnings per share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128(“ASC Topic 260”), the Company presents basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to holders of ordinary shares by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. Ordinary share equivalents are excluded from the computation in loss periods as their effect would be anti-dilutive.

(p)  Commitments and contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with SFAS No. 5, Accounting for Contingencies (“ASC Topic 450”), the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Company has not experienced any material service liability claims.

(q)  Fair value of financial instruments

SFAS No.159, Financial Instruments (“ASC Topic 825-10”), allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments. The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, prepayments and deposits, trade payables, accruals and other payables, and amount due from a stockholder approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments. In respect of foreign currency risk, the Company is not exposed to this risk as the majority of its trading transactions are denominated in its functional currency.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(r)  Recently issued accounting standards

The Financial Accounting Standards Board (“FASB”) establishes the Accounting Standards Codification (“ASC”).

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, ASC 105 Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change U.S. GAAP, but it will change the way U.S. GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“ASC Topic 820”), which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. We adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC Topic 820-10-65”). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“ASC Topic 320-10-65”). This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (1) the amount related to credit losses (recorded in earnings) and (2) all other amounts (recorded in Other comprehensive income).

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC Topic 320-10-65”). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

We elected to adopt these updates effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material effect on our financial condition or results of operations.

Business Combinations

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“ASC Topic 805-20”). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, Accounting for Contingencies (“ASC Topic 405”). The Company does not have any assets acquired or liabilities assumed in a business combination that arise from contingencies.

Revenue Recognition

In October 2009, the FASB issued the following ASUs:

ASU No. 2009-13, Revenue Recognition (“ASC Topic 605”) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB EITF. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

ASU No. 2009-14, Software, (“ASC Topic 985”) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB EITF. This guidance modifies the scope of ASC subtopic 965-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

These updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

Other Accounting Changes

In June 2009, the FASB issued the following standards:

SFAS No. 166, Accounting for Transfers of Financial Assets (“ASC Topic 860”). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 810 is effective for our fiscal year beginning on January 1, 2010. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“ASC Topic 855”), which is effective for interim or annual financial periods ending after June 15, 2009. ASC Topic 855 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This authoritative guidance became effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s Financial Statements.

In February 2010, the FASB issued ASU No. 2010-09 which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. Management does not believe the adoption will have a material effect on the Company’s financial statements.

From June 2009 to March 2010, the FASB has issued several ASU’s – ASU No. 2009-02 through 2009-17 and ASU No. 2010-01 through 2010-11. Except for ASUs 2009-13,  2009-14, and 2010-09 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.  Significant risks

(a)  Revenue concentrations

The Company relies on a few major customers and the loss of any of these customers could adversely affect the revenues. The top 3 customers accounted for 69%, 9% and 8% of the consolidated net sales for the year ended December 31, 2009. Under these circumstances, it is not easy for the Company to adjust the marketing strategy and maintain or expand market share according to the changes of customer demand. This could adversely affect the Company’s financial condition and operating performance.

(b) Concentrations of suppliers

The Company purchases glass products from a limited number of suppliers. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a possible loss of sales, which would affect operating results adversely. Moreover, any factors that impact the suppliers’ manufacturing cost, such as increasing price of raw materials, more investments to meet the requirement of new environmental protection policy etc., may adversely affect the Company’s operating results.

(c) Credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivables and other receivable. The Company places its cash and cash equivalents, amounted to USD11,513 and USD14,085 as at December 31, 2009 and 2008, with financial institutions that management believes are of high-credit ratings and quality.

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

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4.  Accounts receivable

	December 31,
	2009	2008
	USD	USD
Accounts receivable	2,673,034	2,442,112

No allowance was provided for accounts receivable as ageing of all balances are within credit term.

5.  Other receivables

	December 31,
	2009	2008
	USD	USD
Deposit	219,677	-
VAT refund receivable	167,428	-
Petty cash to staff	7,252	90,056
Initial public offering expenses	-	59,358
Others	-	9,993
	394,357	159,407

The deposit balance as of December 31, 2009 represents advances to a business partner of the Company. The deposit was unsecured and interest-free.

6.  Prepayment for acquisition for related parties

Pursuant to a letter of intent entered into by Shengtang and the holder of Shenzhen Longgang Dunhuang Glasswork Factory (“Dunhuang”) (related party) dated December 21, 2009, and a letter of intent entered into by Shengtang and the holder of Shenzhen Datang Glass Company Limited (“Datang”) (related party) dated December 21, 2009, Shengtang is going to acquire the equity interest or production lines of Dunhuang and Datang in 2010. Accordingly, USD177,379 and USD683,865 were paid to Dunhuang and Datang respectively for the acquisition, while the consideration and effective acquisition date are still under negotiation.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

7.Related party transaction and balance

(1) Significant related party transaction included purchase of inventory from related parties, the total inventory purchase amounts during the years are as follows:

		Year ended December 31,
		2009	2008
Related parties	Relationship	USD	USD
Datang	Controlled by the same ultimate stockholder	1,776,284	-
Dunhuang	Controlled by the same ultimate stockholder	47,116	-
		1,823,400	-
The purchase price was determined with reference to market prices. There was no related party balance for inventory purchase as of December 31, 2009 and 2008.

(2) The balance of related parties showed below represents the prepayment in the acquisition from these two related parties, as indicated in note 6.

		December 31,
		2009	2008
Related parties	Relationship	USD	USD
Datang	Controlled by the same ultimate stockholder	683,865	-
Dunhuang	Controlled by the same ultimate stockholder	177,379	-
		861,244	-

8. Accruals and other payables

	December 31,
	2009	2008
	USD	USD
Accrued expenses	60,000	-
Other payables	79,054	57,541
	139,054	57,541

9.   Taxation

(a)  Income tax

The components of income before income tax expense are as follows:

	Year ended December 31,
	2009	2008
	USD	USD
BVI	833,767	2,513,755
PRC	(94,115)	5,725
	739,652	2,519,480

No income taxes were reported for the income from BVI since the applicable income tax rate of Boom Spring was 0% according to BVI tax law. Income taxes of USD1,431 were reported for the income from Shengtang based on the applicable income tax rate of 25% for the year ended December 31, 2008. No provision for income tax was made by Shengtang for the year ended December 31, 2009 as Shengtang did not have taxable income.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(b)  Deferred tax

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 Accounting for Income Taxes (“ASC Topic 740”). Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

As at December 31, 2009, no provision for deferred taxes was recognized as there were no material temporary differences for tax purposes.

10. Earnings per share

	Year ended December 31,
	2009	2008
	USD	USD
Numerator
Net income available to common stockholders	739,652	2,518,049

Denominator
Weighted average common stock outstanding used in computing basic and diluted earnings per share	18,959,562	18,120,000

Earnings per common stock, basic and diluted	0.04	0.14

11.  Additional paid-in capital

During the year ended December 31, 2009, $526,833 was contributed by a stockholder to additional paid in capital.

12.   Commitments and contingencies

(a)  Operating lease commitments

Shengtang’s corporate office is located at Longgang District, Shenzhen of China. The corporate office is 580 m2 which is leased from a third party. The lease is a 5-year lease starting from July 1, 2009 and ending June 30, 2014 with a monthly rental amounting to USD2,460, and is renewable for an additional 3 years upon maturity.  Future commitments under this lease are as follows:

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

USD
2010	29,520
2011	29,520
2012	29,520
2013	29,520
2014	14,760
Total	132,840

Rent expense under this lease aggregated USD14,760 and zero for the year ended December 31, 2009 and 2008, respectively.

(b)  Capital and other commitments

As of December 31, 2009, the Company did not have any significant capital and other commitments, long-term obligations, or guarantees.

(c)  Contingencies

Pursuant to the letters of intent entered into by Shengtang and the holder of Dunhuang and Datang, respectively, dated December 21, 2009, Shengtang is going to acquire the equity interest or production lines of Dunhuang and Datang in 2010. As details of the acquisition, including the consideration and effective acquisition, are still under negotiation, there is a contingency that the acquisition Shengtang and the holder of Dunhuang and Datang might not reach final agreement on the acquisition. Based on management best estimation, the possibility of not reaching an agreement for the acquisition is less than probable as of December 31, 2009.

13. Subsequent Events

As of April 15, 2010, the Company did not have any significant subsequent event.