Form 10-Q
period 2010-03-31
Shentang International, Inc.
filed 2010-05-17
CIK 1422296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2010: 20,000,000 shares of common stock.

SHENTANG INTERNATIONAL, INC.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1-F-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4T.	Controls and Procedures	7

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	8
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	(Removed & Reserved)	8
Item 5.	Other Information	8
Item 6.	Exhibits	8

SIGNATURE

Shentang International Inc. and Subsidiaries

Consolidated Financial Statements
March 31, 2010 (Unaudited)

TABLE OF CONTENTS

Page

Consolidated balance sheets	F-1

Consolidated statements of operations and comprehensive income	F-2

Consolidated statements of cash flows	F-3

Notes to consolidated financial statements	F-4~F-11

3

Item 1. Financial Informa

Shentang International Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$10,198	$11,513
Accounts receivable, net	2,428,070	2,673,034
Other receivables	249,614	394,357
Inventory	1,806	260
Prepaid expenses	3,047	4,874
Total current assets	2,692,735	3,084,038

Prepayment to related parties for acquisition	1,098,833	861,244
Property and equipment, net	25,388	26,637
	$3,816,956	$3,971,919

Liabilities and Stockholders’ Equity
Current liabilities:
Accruals and other payables	$217,242	$139,054
Total current liabilities	217,242	139,054

Stockholders’ equity:
Common stock ($0.001 par value; 190,000,000 shares authorized, 20,000,000 shares issued and outstanding)	20,000	20,000
Additional paid-in capital	556,833	556,833
Unappropriated retained earnings	3,024,399	3,257,701
Accumulated other comprehensive loss	(1,518)	(1,669)
Total stockholders’ equity	3,599,714	3,832,865
	$3,816,956	$3,971,919

See notes to consolidated financial statements.

Shentang International Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Sales	$174,542	$1,253,210
Cost of sales	89,395	805,558
Gross margin	85,147	447,652

Operating expenses
Research and development expenses	11,549	26,537
Selling expenses	5,906	17,439
General and administrative expenses	300,311	40,883
	317,766	84,859

(Loss) / Income from operations	(232,619)	362,793

Other expenses
Interest expenses	683	1,650
(Loss) / Income before income tax expense	(233,302)	361,143

Income tax expense	-	-
Net (loss)/income	(233,302)	361,143
Foreign currency translation gain	151	347
Comprehensive (loss) / income	$(233,151)	$361,490

(Loss) / Earnings per share – basic and diluted	$(0.01)	$0.02

Weighted average number of shares outstanding - basic and diluted	20,000,000	18,120,000

See notes to consolidated financial statements.

Shentang International Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income/(Loss)	$(233,302)	$361,143
Adjustments to reconcile net income (Loss) to cash provided by operating activities
Depreciation	1,256	-
Bad debt provision	127,793	-
Changes in operating assets and liabilities
Accounts receivable	117,171	(529,986)
Other receivables	144,743	(220,372)
Loan to director	-	(241,922)
Prepaid expenses	1,827	5,700
Inventory	(1,546)	7,356
Accounts payable	2,434	744,696
Accruals and other payables	75,754	(6,841)
Amount due to directors	-	16,758
Net cash provided by operating activities	236,130	136,532

Cash flows from investing activities
Prepayment to related parties for acquisition	(237,589)	-
Net cash used in investing activities	(237,589)	-

Effect of exchange rate fluctuation on cash and cash equivalents	144	463

Net (decrease)/increase in cash and cash equivalents	(1,315)	136,995
Cash and cash equivalents at beginning of the period	11,513	14,085
Cash and cash equivalents at end of the period	$10,198	$151,080

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income Tax	$-	$-

See notes to consolidated financial statements.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND PRINCIPLE ACTIVITIES

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

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The unaudited interim consolidated financial statements (“consolidated financial statements”) have been prepared in accordance with the accounting policies described in the Company’s Form 10-K filed on April 15, 2010 (“2009 Form 10-K”), and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America) (“U.S. GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2009 Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of March 31, 2010, and consolidated results of operations, and cash flows for the three month periods ended March 31, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The consolidated financial statements include the financial statements of Shentang International and its subsidiaries, Boom Spring and Shengtang. All significant inter-company transactions and balances have been eliminated in consolidation.

(b) Use of estimations

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the amounts of revenues and expenses during the three months ended March 31, 2010 and 2009. Actual results could differ from those estimates.

Significant estimates by management include, but are not limited to, the valuation of trade receivables and other receivables, the estimation of useful lives of property and equipment.

(c)  Cash and cash equivalents

Cash includes currency on hand and demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

No cash and cash equivalents are restricted as to withdrawal or usage.

(d)  Accounts receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying values have become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2010 and December 31, 2009, $127,793 and nil allowances for doubtful accounts were provided respectively.

(e)  Other receivables

Other receivables represent various advances to certain employees and unrelated parties for business purposes and receivables from staffs due to the cash collected from customers by staffs. The Company has full oversight and control over the advanced accounts. As of March 31, 2010 and December 31, 2009, no allowance for doubtful accounts was required.

(f)  Revenue recognition

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

(g)  Taxation

(i)   Income tax

Shentang International is subject to the United States of America Tax laws at a tax rate of up to 35%. No provision for US federal income tax has been made as the Company had no US taxable income for the three months ended March 31, 2010 and 2009. The Company believes that its earnings are permanently invested in PRC.

Boom Spring, being incorporated in the BVI, is governed by the income tax law of the BVI and is subject to BVI’s income tax. According to current BVI income tax law, there is no applicable income tax for Boom Spring.

Shengtang Glass, being incorporated in the PRC, is governed by the income tax law of the PRC and is subject to PRC’s enterprise income tax. The applicable income tax rate for Shengtang Glass is 25%.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(ii)  Value added tax

Sales of Shengtang Glass are subject to the PRC’s Value added tax (“VAT”). Shengtang Glass has qualified as an ordinary value-added taxpayer and the applicable tax rate for domestic sales is 17% commencing October 1, 2008. Input VAT on purchases of raw materials, fuel, utilities and other production materials (merchandise, transportation costs) can be deducted from output VAT. VAT payable is the difference between output and deductible input VAT.

Shengtang Glass has been approved to use the “exempt, credit, refund” method on glass craftworks and Christmas decorations exported providing a tax refund at the rate of 5% and 13%.

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

(h)  Commitments and contingencies

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

(i)  Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, other receivables, accruals and other payables approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company believes the interest rates on short-term notes payable and long-term debt reflect rates currently available in the PRC. Thus, the carrying value of these loans approximates fair value.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(j)  Recently enacted accounting standards

In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, (ASC Topic 810). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. The Company does not believe the adoption does not have a material effect on the Company’s consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-09 “Subsequent Events” (“ASC Topic 855”) which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. The Company does not believe the adoption will have a material effect on the Company’s consolidated financial statements.

Since the filing of 2009 Form 10-K, the FASB issued ASU No. 2010-12 through No. 2010-18. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

NOTE 3 - ACCOUNTS RECEIVABLE

	March 31,	December 31,
	2010	2009
	(unaudited)
Accounts receivable	$2,555,863	$2,673,034
Allowance for doubtful accounts	(127,793)	-
	$2,428,070	$2,673,034

NOTE 4 - OTHER RECEIVABLES

	March 31,	December 31,
	2010	2009
	(unaudited)
Deposit (a)	$219,738	$219,677
VAT refund receivable	6,891	167,428
Petty cash advances to staff	22,985	7,252
	$249,614	$394,357

(a)	As of March 31, 2010 and December 31, 2009, the balance represents deposit to a customer of the Company for quality assurance, which was repaid in May 2010.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 - PREPAYMENT TO RELATED PARTIES FOR ACQUISITION

Pursuant to a letter of intent entered into by Shengtang Glass and the holder of Shenzhen Longgang Dunhuang Glasswork Factory (“Dunhuang”) (related party controlled by the same ultimate stockholder) dated December 21, 2009, and a letter of intent entered into by Shengtang Glass and the holder of Shenzhen Datang Glass Company Limited (“Datang”) (related party controlled by the same ultimate stockholder) dated December 21, 2009, Shengtang Glass is going to acquire the equity interest or production lines of Dunhuang and Datang in 2010. Accordingly, USD287,260 and USD811,573 were paid to Dunhuang and Datang respectively for the acquisition up till March 31, 2010, while the consideration and effective acquisition date are still under negotiation.

NOTE 6 - TAXATION

(a)  Income tax

The components of income before income tax expense are as follows:

	Six Months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
BVI	(195,751)	430,000
PRC	(37,551)	(68,857)
	(233,302)	361,143

No income taxes were reported for the income from BVI since the applicable income tax rate of Boom Spring was 0% according to BVI tax law. No Income taxes were reported for the three months ended March 31, 2010 and 2009.

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

As at March 31, 2010, no provision for deferred taxes was recognized as there were no material temporary differences for tax purposes.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 7 – (LOSS) EARNINGS PER SHARE

	Six Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Numerator
Net income/(Loss)	$(233,302)	$361,143

Denominator
(Loss) Weighted average common shares outstanding used in computing basic and diluted earnings per share	20,000,000	18,120,000

Earnings per common share, basic and diluted	$(0.01)	$0.02

NOTE 8 - SEASONALITY

Our sales are subject to seasonal factors. We typically experience higher sales in the third and fourth quarters mainly for festival gifts for Christmas and Chinese Spring Festival while the sales in the first and second quarters of the year remain lower. Sales can also fluctuate during the course of a year for a number of other reasons, including product design, and the timing of promotional activities. As a result of these reasons, our operating results may fluctuate. In addition, the seasonality of our results may be affected by other unforeseen circumstances, such as production interruptions.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

(a)  Operating lease commitments

The corporate office of Shengtang Glass is located in the Longgang District, Shenzhen of China. The corporate office is 580 m2 and is leased from a third party. The lease is a 5-year lease starting from July 1, 2009 and ending June 30, 2014 with a monthly rental amounting to USD2,460.

The estimated annual rental expense will be US$29,520, US$29,520, US$29,520, and US$7,448 for each of the years ended December 31, 2011, 2012, 2013, and 2014 respectively.

Rent expense under this lease aggregated USD7,313 and zero for the three months ended March 31, 2010 and 2009, respectively.

(b)  Capital and other commitments

As of March 31, 2010, the Company did not have any significant capital and other commitments, long-term obligations, or guarantees.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(c)  Contingencies

Pursuant to the letters of intent entered into by Shengtang Glass and the holder of Dunhuang and Datang, respectively, dated December 21, 2009, Shengtang Glass is going to acquire the equity interest or production lines of Dunhuang and Datang in 2010. As details of the acquisition, including the consideration and effective acquisition, are still under negotiation, there is a possibility that Shengtang Glass and the holder of Dunhuang and Datang might not reach final agreement on the acquisition. Based on management best estimation, the possibility of not reaching an agreement for the acquisition is less than probable as of March 31, 2010.

NOTE 10 - SUBSEQUENT EVENTS

As of May 17, 2010, the Company did not have any significant subsequent event.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is an overview of the important factors that management focuses on in evaluating our business, financial condition and operating performance and should be read in conjunction with the financial statements included in this Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Form 10-K.

CORPORATE INFORMATION AND BUSINESS DESCRIPTION

Shentang International, Inc. (we or the “Company”) was incorporated in the State of Nevada on June 29, 2007. We were an exploration-stage company engaged in the exploration of mineral resource properties.

The Company’s authorized shares were 50,000,000 and the issued and outstanding shares were 1,670,000 with par value of $0.001 by July 22, 2009. On July 22, 2009, the Company conducted a 1-to-10 stock split (the “Stock Split”) of the issued and outstanding common stock, so the Company’s issued and outstanding shares increased from 1,670,000 to 16,700,000 with par value of $0.001.

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

Prior to the Share Exchange on July 22, 2009, the Company had no assets, liabilities, or business operations of meaningful significance.  Accordingly, the Share Exchange has been treated for accounting purposes as a recapitalization by the accounting acquirer, Boom Spring, and the financial statements reflect the assets, liabilities, and operations of Boom Spring from its inception on October 2, 2007 to December 31, 2009 and us thereafter.  References to our company are with respect to Boom Spring to December 31, 2009 and us thereafter.

We operate our business through Shengtang, the wholly-owned subsidiary of Boom Spring. Shengtang is in the business of design, source for productions and sale of glass products that can be classified as festival gifts, home decorations and exclusive craftworks. All of the three categories of products are mainly made of glass tube and glass rod, and some of them combine the use of wire, shell and crystal. We have successfully distributed the glass products to overseas markets such as Europe, North America and Southeast Asia.

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

During the year ended December 31, 2010, we plan to build or acquire our own production lines to meet the demands of our existing customers.  Meanwhile, we have the plan and initiatives to acquire other viable enterprises both upstream and downstream in our industry, with the goal of completing at least 2 such acquisitions.

 RESULTS OF OPERATIONS

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the periods indicated, in dollars. The discussion following the table is based on these results.

Shentang International Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Sales	$174,542	$1,253,210
Cost of sales	89,395	805,558
Gross margin	85,147	447,652

Operating expenses:
Research and development expenses	11,549	26,537
Selling expenses	5,906	17,439
General and administrative expenses	300,311	40,883
	317,766	84,859

(Loss) / Income from operations	(232,619)	362,793

Other expense:
Interest expenses	683	1,650
(Loss) / Income before income taxes	(233,302)	361,143
Provision for income taxes	-	-
Net loss / (income)	(233,302)	361,143
Foreign currency translation income	151	347
Comprehensive (loss) income	$(233,151)	$361,490

Loss (Earnings) per share – basic and diluted	$(0.01)	$0.02

Weighted average number of shares outstanding - basic and diluted	20,000,000	18,120,000

Sales:

Sales decreased from $1,253,210 for the three months ended March 31, 2009 to $174,542 for the three months ended March 31, 2010, a decrease of $1,078,668 or 86%. The decrease is mainly due to the continuing weakness of US market and decreased orders since the fourth quarter of last year.

Cost of goods sold:

Cost of goods sold decreased from $805,558 for the three months ended March 31, 2009 to $89,395 for the three months ended March 31, 2010, a decrease of $716,163 or 89%. The decrease is mainly due to lower sales volume.

Gross margin:

Gross margin decreased from $447,652 for the three months ended March 31, 2009 to $85,147 for the three months ended December 31, 2010. The decrease of $362,505 or 81% is mainly due to lower sales volume.

Operating expenses:

Operating expenses increased from $84,859 for the three months ended March 31, 2009 to $317,766 for the three months ended March 31, 2010. The increase of $223,907 include a decrease of $14,988 for research and development expenses, a decrease of $11,533 for selling expenses, and an increase of $259,428 for general and administrative expenses. The increase in general and administrative expenses is mainly included $74K of professional fee in connection with the Company’s going public process and its status as an OTCBB company, and $127K in provision for doubtful accounts.

(Loss) / Income from operations:

Loss from operations for the three months ended March 31, 2010 amounted to $233,619, compared to income from operations of $362,793 for the three months ended March 31, 2010. The drop of $596,412 was jointly due to the slack sales performance and the increased expenses on general and administration.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, our balance of cash and cash equivalents was $10,198, comparing to $11,513 as of December 31, 2009.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance higher level of accounts receivable;
•	Addition of administrative and sales personnel as the business grows;
•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets;
•	Development of new brands to complement our celebrity portfolio;
•	Prepayment for perspective business acquisitions; and
•	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Net cash provided by operating activities	$236,130	$136,532
Net cash used in investing activities	(237,589)	-
Effect of exchange rate fluctuation on cash and cash equivalents	144	463
Net (decrease) / increase in cash and cash equivalents	$(1,315)	$136,955

The Company generated its cash flow mainly from operating activities for the three months ended March 31, 2010 and 2009. The Company believes the cash flows from operating activities for the next twelve months will be sufficient to sustain current level of operations.

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

 A summary of significant accounting policies is included in Note 3 to the unaudited consolidated financial statements for the three months ended March 31, 2010. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently issued accounting standards

In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, (ASC Topic 810). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. The Company does not believe the adoption does not have a material effect on the Company’s consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-09 “Subsequent Events” (“ASC Topic 855”) which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. The Company does not believe the adoption will have a material effect on the Company’s consolidated financial statements.

Since the filing of 2009 Form 10-K, the FASB issued ASU No. 2010-12 through No. 2010-18. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed & Reserved).

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

SHENTANG INTERNATIONAL, INC.
Dated: May 14, 2010
	By:	/s/ Zhongmin Chen
Zhongmin Chen President, Chief Executive Officer and Chairman of the Board of Directors

Dated: May 14, 2010	By:	/s/ Na Wang
Na Wang
Chief Financial and Accounting Officer