Form 10-Q
period 2010-06-30
Shentang International, Inc.
filed 2010-08-16
CIK 1422296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2010: 20,000,000 shares of common stock.

SHENTANG INTERNATIONAL, INC.

FORM 10-Q

June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1-F-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4T.	Controls and Procedures	5

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	5
Item 1A.	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	(Removed & Reserved)	5
Item 5.	Other Information	5
Item 6.	Exhibits	6

SIGNATURE

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Shentang International Inc. and Subsidiaries

Consolidated Financial Statements
June 30, 2010 (Unaudited)

TABLE OF CONTENTS

Page

Consolidated balance sheets	F-1
Consolidated statements of operations and comprehensive income / (loss)	F-2
Consolidated statements of cash flows	F-3
Notes to consolidated financial statements	F-4~11

Shentang International Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$33,712	$11,513
Accounts receivable, net	2,155,331	2,673,034
Other receivables	48,749	394,357
Inventory	915	260
Prepaid expenses	1,225	4,874
Total current assets	2,239,932	3,084,038

Prepayment to related parties for acquisition	1,427,208	861,244
Property and equipment, net	24,578	26,637
	$3,691,718	$3,971,919

Liabilities and Stockholders’ Equity
Current liabilities:
Accruals and other payables	$136,913	$139,054
Total current liabilities	136,913	139,054

Stockholders’ equity:
Common stock ($0.001 par value; 190,000,000 shares authorized, 20,000,000 shares issued and outstanding)	20,000	20,000
Additional paid-in capital	556,833	556,833
Unappropriated retained earnings	2,976,612	3,257,701
Accumulated other comprehensive income / (loss)	1,360	(1,669)
Total stockholders’ equity	3,554,805	3,832,865
	$3,691,718	$3,971,919

See notes to consolidated financial statements.

 Shentang International Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited

Sales	$444,054	$92,153	$618,596	$1,345,363
Cost of sales	231,947	59,233	321,341	864,791
Gross margin	212,107	32,920	297,255	480,572

Operating expenses
Research and development expenses	13,348	23,122	24,897	49,659
Selling expenses	3,622	157,710	9,528	175,149
General and administrative expenses	246,189	25,954	546,500	66,837
	263,159	206,786	580,925	291,645

Operating (loss) / income	(51,052)	(173,866)	(283,670)	188,927

Other expenses
Interest income / (expense)	3,265	(1,453)	2,581	(3,103)
(Loss) / Income before income tax expense	(47,787)	(175,319)	(281,089)	185,824

Income tax expense	-	-	-	-
Net (loss) / income	(47,787)	(175,319)	(281,089)	185,824
Foreign currency translation gain	2,878	89	3,029	436
Comprehensive (loss) / income	$(44,909)	$(175,230)	$(278,060)	$186,260

(Loss) / Earnings per share – basic and diluted	$(0.002)	$(0.010)	$(0.014)	$0.010

Weighted average number of shares outstanding - basic and diluted	20,000,000	18,120,000	20,000,000	18,120,000

See notes to consolidated financial statements.

Shentang International Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	Unaudited	Unaudited
Cash flows from operating activities
Net (loss) / income	$(281,089)	$185,824
Adjustments to reconcile net (loss) / income to cash provided by operating activities
Depreciation	2,536	-
Bad debt provision	241,876	-
Changes in operating assets and liabilities
Accounts receivable	275,827	420,906
Other receivables	345,608	3,750
Loan to director	-	(953,574)
Advance to suppliers	-	(2,198)
Prepaid expenses	3,649	11,406
Inventory	(655)	14,389
Accounts payable	3,476	(20,303)
Accruals and other payables	(5,617)	325,295
Amount due to stockholder	-	22,737
Net cash provided by operating activities	585,611	8,232

Cash flows from investing activities
Prepayment to related parties for acquisition	(563,455)	-
Net cash used in investing activities	(563,455)	-

Effect of exchange rate fluctuation on cash and cash equivalents	43	193

Net increase in cash and cash equivalents	22,199	8,425
Cash and cash equivalents at beginning of the period	11,513	14,085
Cash and cash equivalents at end of the period	$33,712	$22,510

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income Tax	$-	$-

See notes to consolidated financial statements.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

(a)  Nature of Business

Shentang International Inc. (“Shentang”), incorporated in the State of Nevada in June 2007, through its subsidiaries (collectively the “Company”), designs and sells glass products that comprise festival gifts, home decorations and exclusive craftworks. Boom Spring International Limited (“Boom Spring”) is mainly responsible for the sales of glass products to international markets, while Shengtang Glass Craftworks Design Limited (“Shengtang Glass”) is responsible for designing and purchasing glass products from certain suppliers in the PRC.

(b)  Organization

Shentang owns 90.6% shares of Boom Spring, a BVI company set up in October 2007. Boom Spring owns 100% equity interest of Shengtang Glass. Through a series of stock exchanges, stock split, reverse stock splits and increase in authorized shares conducted in 2009, Shentang has 190,000,000 authorized shares and 20,000,000 shares issued and outstanding effective on October 21, 2009.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of June 30, 2010, and consolidated results of operations, and cash flows for the interim period presented have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The consolidated financial statements include the financial statements of Shentang International and its subsidiaries, Boom Spring and Shengtang Glass. All significant inter-company transactions and balances have been eliminated in consolidation.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(b) Use of estimations

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the amounts of revenues and expenses during the three and six months ended June 30, 2010 and 2009. Actual results could differ from those estimates.

Significant estimates by management include, but are not limited to, the valuation of trade receivables and other receivables, the estimation of useful lives of property and equipment.

(c)  Cash and cash equivalents

Cash includes currency on hand and demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of six months or less.

No cash and cash equivalents are restricted as to withdrawal or usage.

(d)  Accounts receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

 Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying values have become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2010 and December 31, 2009, $241,876 and nil allowances for doubtful accounts were provided respectively.

(e)  Other receivables

Other receivables represent various advances to certain employees and unrelated parties for business purposes and receivables from staffs due to the cash collected from customers by staffs. The Company has full oversight and control over the advanced accounts. As of June 30, 2010 and December 31, 2009, no allowance for doubtful accounts was required.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

(g) Taxation

(i)   Income tax

Shentang International is subject to the United States of America Tax laws at a tax rate of up to 35%. No provision for US federal income tax has been made as the Company had no US taxable income for the three and six months ended June 30, 2010 and 2009. The Company believes that its earnings are permanently invested in PRC.

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

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

 (j)  Recently enacted accounting standards

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

Since the filing of 2009 Form 10-K, the FASB issued ASU No. 2010-1 through No. 2010-21. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 3 - ACCOUNTS RECEIVABLE, NET

	June 30,	December 31,
	2010	2009
	Unaudited
Accounts receivable	$2,397,207	$2,673,034
Allowance for doubtful accounts	(241,876)	-
	$2,155,331	$2,673,034

NOTE 4 - OTHER RECEIVABLES

	June 30,	December 31,
	2010	2009
	Unaudited
Deposit (a)	$-	$219,677
VAT refund receivable	37,791	167,428
Petty cash advances to staff	7,423	7,252
Others	3,535	-
	$48,749	$394,357

(a)	As of December 31, 2009, the balance represents deposit to a customer of the Company for quality assurance, which was fully repaid in May 2010.

NOTE 5 - PREPAYMENT TO RELATED PARTIES FOR ACQUISITION

Pursuant to a letter of intent entered into by Shengtang Glass and the holder of Shenzhen Longgang Dunhuang Glasswork Factory (“Dunhuang”) (related party controlled by the same ultimate stockholder) dated December 21, 2009, and a letter of intent entered into by Shengtang Glass and the holder of Shenzhen Datang Glass Company Limited (“Datang”) (related party controlled by the same ultimate stockholder) dated December 21, 2009, Shengtang Glass is going to acquire the equity interest or production lines of Dunhuang and Datang in 2010. Accordingly, US$445,444 and US$981,764 were paid to Dunhuang and Datang respectively for the acquisition up till June 30, 2010, when details of the acquisitions were mutually agreed respectively and the acquisitions are expected to be take effect by the end of 2010.

NOTE 6 - TAXATION

(a)  Income tax

The components of (loss) / income before income tax expense are as follows:

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited

BVI	$(44,851)	$(118,622)	$(240,602)	$311,378
PRC	(2,936)	(56,697)	(40,487)	(125,554)
	$(47,787)	$(175,319)	$(281,089)	$185,824

No income taxes were reported for the income from BVI since the applicable income tax rate of Boom Spring was 0% according to BVI tax law. No Income taxes were reported for the three and six months ended June 30, 2010 and 2009.

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

As at June 30, 2010, no provision for deferred taxes was recognized as there were no material temporary differences for tax purposes.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 7 – (LOSS) / EARNINGS PER SHARE

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Numerator
Net (loss) / income	$(47,787)	$(175,319)	$(281,089)	$185,824

Denominator
Weighted average common shares outstanding used in computing basic and diluted earnings per share	20,000,000	18,120,000	20,000,000	18,120,000
(Loss) / Earnings Per Share	$(0.002)	$(0.010)	$(0.014)	$0.010

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

(a)  Operating lease commitments

The corporate office of Shengtang Glass is located in the Longgang District, Shenzhen of China. The corporate office is 580 m2 and is leased from a third party. The lease is a 5-year lease starting from July 1, 2009 and ending June 30, 2014 with a monthly rental amounting to US$2,460.

The estimated rental expense for the six months ended December 31, 2010 will be US$14,760, while the annual rental expense for each of the years ended December 31, 2011, 2012, 2013 and 2014 will be US$29,520, US$29,520, US$29,520, and US$14,760 respectively.

Rental expense under this lease aggregated US$14,760 and zero for the six months ended June 30, 2010 and 2009, respectively.

(b)  Capital and other commitments

As of June 30, 2010, the Company did not have any significant capital and other commitments, long-term obligations, or guarantees.

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements

 (c)  Contingencies

Pursuant to the letters of intent entered into by Shengtang Glass and the holder of Dunhuang and Datang, respectively, dated December 21, 2009, Shengtang Glass is going to acquire the equity interest or production lines of Dunhuang and Datang in 2010. As details of the acquisition, including the consideration and effective acquisition, are still under negotiation, there is a possibility that Shengtang Glass and the holder of Dunhuang and Datang might not reach final agreement on the acquisition. Based on management best estimation, the possibility of not reaching an agreement for the acquisition is less than probable as of June 30, 2010.

NOTE 10 - SUBSEQUENT EVENTS

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

CORPORATE INFORMATION AND BUSINESS DESCRIPTION

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

Immediately after the Stock Split on July 22, 2009 (the “Closing Date”), the Company entered into a Share Purchase Agreement and Share Exchange (the “Exchange Agreement”) with Boom Spring International Limited, a British Virgin Islands corporation (“Boom Spring”), the shareholders of Boom Spring (the “Boom Spring Shareholders”), and Shengtang Craft Design (Shenzhen) Co., Ltd., a wholly foreign-owned enterprise established under the laws of People’s Republic of China, which is a wholly-owned subsidiary of Boom Spring (“Shengtang”).  On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all the outstanding shares of Boom Spring (the “Interests”) from the Boom Spring Shareholders; and the Boom Spring Shareholders transferred and contributed all of their Interests to us.  In exchange, our sole officer and director and majority shareholder transferred 12,000,000 shares, and we issued 33,300,000 shares of common stock, par value $0.001 per share, of the Company to the Boom Spring Shareholders, their designees or assigns, which totals 90.6% of the issued and outstanding common stock of the Company on a fully-diluted basis as of and immediately after the Closing (the “Share Exchange”). Following the Share Exchange, Boom Spring became our wholly owned subsidiary, and there are 50,000,000 shares of Common Stock issued and outstanding. Pursuant to the terms of the Exchange Agreement, David Price resigned as the sole director and officer of the Company effective immediately at the Closing Date and Zhongmin Chen, Shaoping Lu, Rong Li, Hui Zhao, Chunyun Zhao and Shing Ho Eric Cheung were appointed as the new directors and officers of the Company.

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

Shentang International Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income / (Loss)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$444,054	$92,153	$618,596	$1,345,363
Cost of sales	231,947	59,233	321,341	864,791
Gross margin	212,107	32,920	297,255	480,572

Operating expenses
Research and development expenses	13,348	23,122	24,897	49,659
Selling expenses	3,622	157,710	9,528	175,149
General and administrative expenses	246,189	25,954	546,500	66,837
	263,159	206,786	580,925	291,645

Operating (loss) / income	(51,052)	(173,866)	(283,670)	188,927

Other expenses
Interest income / (expense)	3,265	(1,453)	2,581	(3,103)
(Loss) / Income before income tax expense	(47,787)	(175,319)	(281,089)	185,824

Income tax expense	-	-	-	-
Net (loss) / income	(47,787)	(175,319)	(281,089)	185,824
Foreign currency translation gain	2,878	89	3,029	436
Comprehensive (loss) / income	$(44,909)	$(175,230)	$(278,060)	$186,260

(Loss) / Earnings per share – basic and diluted	$(0.002)	$(0.010)	$(0.014)	$0.010

Weighted average number of shares outstanding - basic and diluted	20,000,000	18,120,000	20,000,000	18,120,000

Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009

Sales:

Sales achieved a significant increase in the second quarter of 2010 from $92,153 for the three months ended June 30, 2009 to $444,054 for the three months ended June 30, 2010, an increment of $351,901 or 382%. The increase is a result of management efforts in development of new customers in the second quarter the year.

Cost of Sales:

Cost of sales increased from $59,233 for the three months ended June 30, 2009 to $231,947 for the three months ended June 30, 2010, an increment of $172,714 or 292%. The increase is in line with good sales performance in the second quarter of the year.

Gross margin:

Gross margin increased from $32,920 for the three months ended June 30, 2009 to $212,107 for the three months ended June 30, 2010. The increase of $179,187 or 544% is a result of the following aspects (a) tremendous sales increase in the second quarter of 2010, (2) increase of export sales refund rate from 5% to 13% by relevant government authorities, and (3) management efforts in negotiation with suppliers for favorable purchase price.

Operating expenses:

Operating expenses increased from $206,786 for the three months ended June 30, 2009 to $263,159 for the three months ended June 30, 2010. The increase of $56,373 includes a decrease of $9,774 for research and development expenses, a decrease of $154,088 in selling expenses, and an increase of $220,235 for general and administrative expenses.

The decrease in selling expenses was due to the cancellation of a marketing service contract with certain supplier in late 2009, such marketing service accounted for $150K expenses in the second quarter of 2009. The increase in general and administrative expenses is mainly includes $79K of professional fee in connection with the Company’s going public process and its status as an OTCBB company, and $115K in provision for doubtful accounts based on prudent estimation by management.

Loss from operations:

Loss from operations for the three months ended June 30, 2010 amounted to $51,052, compared to a loss from operations of $173,866 for the three months ended June 30, 2009. The significant drop of $122,814 was due to the good sales performance leading a significant increase in gross margin.

Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009

Sales:

Sales decreased from $1,345,363 for the six months ended June 30, 2009 to $618,596 for the six months ended June 30, 2010, a decrease of $726,767 or 54%. The decrease is mainly due to the continuing weakness of US market and decreased orders starting in the fourth quarter of 2009 continuing into the first quarter of the current year. As a result of management continued efforts in the development of new customers, sales performance has significantly increased in the second quarter of current year.

Cost of sales:

Cost of sales decreased from $864,791 for the six months ended June 30, 2009 to $321,341 for the six months ended June 30, 2010, a decrease of $543,450 or 63%. The decrease is a result of lower sales volume.

Gross margin:

Gross margin decreased from $480,572 for the six months ended June 30, 2009 to $297,255 for the six months ended June 30, 2010. The decrease of $183,317 or 38% is jointly a result of (1) lower sales volume in the first quarter of current year, (2) increase of the export sales refund rate from 5% to 13% by relevant government authorities, and (3) managements efforts in negotiating with suppliers for favorable purchase prices.

Operating expenses:

Operating expenses increased from $291,645 for the six months ended June 30, 2009 to $580,925 for the six months ended June 30, 2010. The increase of $289,280 includes a decrease of $24,762 for research and development expenses, a decrease of $165,621 for selling expenses, and an increase of $479,663 for general and administrative expenses.

The decrease in selling expenses was due to the cancellation of marketing service contracts with certain suppliers in late 2009, such marketing service accounted for $150K in expenses in the second quarter of 2009. The increase in general and administrative expenses included $153K of professional fee in connection with the Company’s going public process and its status as an OTCBB company, and $242K in provision for doubtful accounts based on prudent estimation by management.

(Loss) / Income from operations:

Loss from operations for the six months ended June 30, 2010 amounted to $283,670, compared to income from operations of $188,927 for the six months ended June 30, 2009. The drop of $472,597 was jointly due to the slack sales performance and the increased expenses on general and administration.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, our balance of cash and cash equivalents was $33,712, comparing to $11,513 as of December 31, 2009.

Our primary uses of cash has been for selling and marketing expenses, employee compensation, new product development, working capital, and perspective business acquisitions. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance higher level of accounts receivable;
•	Addition of administrative and sales personnel as the business grows;
•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets;
•	Development of new brands to complement our celebrity portfolio;
•	Prepayment for perspective business acquisitions; and
•	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Net cash provided by operating activities	$585,611	$8,232
Net cash used in investing activities	(563,455)	-
Effect of exchange rate fluctuation on cash and cash equivalents	43	193
Net increase in cash and cash equivalents	$22,199	$8,425

The Company generated its cash flow mainly from operating activities for the six months ended June 30, 2010 and 2009. The Company believes the cash flows from operating activities for the next twelve months will be sufficient to sustain current level of operations.

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

 A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements for the three and six months ended June 30, 2010. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

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

Since the filing of 2009 Form 10-K, the FASB issued ASU No. 2010-1 through No. 2010-21. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed & Reserved).

Item 5. Other Information.

Effective August 1, 2010, our board of directors accepted the resignation of Na Wang as the chief financial officer of our company. The resignation was due to personal reasons and was not a result of any disagreements relating to the Company’s operations, policies or practices.

Effective August 1, 2010, our board of directors appointed Mr. Rong Li as our Interim Chief Financial Officer. Mr. Rong Li is also our director and vice president. His business experience is as below:

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

SHENTANG INTERNATIONAL, INC.
Dated: August 16, 2010
	By:	/s/ Zhongmin Chen
Zhongmin Chen President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 16, 2010	By:	/s/ Rong Li
Rong Li
Interim Chief Financial Officer and Principal Accounting Officer