Form 10-Q
period 2010-09-30
Shentang International, Inc.
filed 2010-11-15
CIK 1422296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2010: 20,000,000 shares of common stock.

SHENTANG INTERNATIONAL, INC.

FORM 10-Q

September 30, 2010

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

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Shentang International Inc. and Subsidiaries

Consolidated Financial Statements
September 30, 2010 (Unaudited)

TABLE OF CONTENTS

Page

Consolidated balance sheets	F-1
Consolidated statements of operations and comprehensive income	F-2
Consolidated statements of cash flows	F-3
Notes to consolidated financial statements	F-4~11

ii

Shentang International Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$18,392	$11,513
Accounts receivable, net	2,450,933	2,673,034
Other receivables	22,472	394,357
Inventory	176,881	260
Prepaid expenses	-	4,874
Total current assets	2,668,678	3,084,038

Prepayment to related parties for acquisition	1,445,849	861,244
Property and equipment, net	24,600	26,637
Total assets	$4,139,127	$3,971,919

Liabilities and Stockholders’ Equity
Current liabilities:
Accruals and other payables	$116,148	$139,054
Short-term borrowings	156,691	-
Income taxes payable	9,335	-
Total current liabilities	282,174	139,054

Commitments and Contingencies

Stockholders’ equity:
Common stock ($0.001 par value; 190,000,000 shares authorized, 20,000,000 shares issued and outstanding)	20,000	20,000
Additional paid-in capital	556,833	556,833
Unappropriated retained earnings	3,269,450	3,257,701
Accumulated other comprehensive income / (loss)	10,670	(1,669)
Total stockholders’ equity	3,856,953	3,832,865

Total Liabilities and Stockholders’ Equity	$4,139,127	$3,971,919

See notes to consolidated financial statements

Shentang International Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited

Sales	$1,322,923	$2,788,824	$1,941,519	$4,134,187
Cost of sales	780,350	1,540,730	1,101,691	2,405,521
Gross margin	542,573	1,248,094	839,828	1,728,666

Operating expenses
Research and development expenses	11,134	31,506	36,031	81,165
Selling expenses	2,867	156,354	12,395	331,503
General and administrative expenses	228,338	519,455	774,838	586,292
	242,339	707,315	823,264	998,960

Operating income	300,234	540,779	16,564	729,706

Other income / (expense)
Financial income / (expense)	1,939	(2,382)	4,520	(5,486)
Income before income tax expense	302,173	538,397	21,084	724,220

Income tax expense	(9,335)	(11,390)	(9,335)	(11,390)
Net income	292,838	527,007	11,749	712,830
Foreign currency translation gain	9,310	413	12,339	849
Comprehensive income	$302,148	$527,420	$24,088	$713,679

Earnings per share – basic and diluted	$0.015	$0.027	$0.001	$0.038

Weighted average number of shares outstanding - basic and diluted	20,000,000	19,570,000	20,000,000	18,600,000

See notes to consolidated financial statements

Shentang International Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$11,749	$712,830
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	3,938	-
Bad debt provision	368,854	-
Changes in operating assets and liabilities
Accounts receivable	(146,753)	(790,020)
Other receivables	371,885	(107,502)
Inventory	(176,621)	22,347
Prepaid expenses	4,874	8,512
Accounts payable	-	(20,306)
Accruals and other payables	(22,906)	137,911
Income tax payable	9,335	11,390
Loan to a director	-	(402,117)
Amount due to a director	-	(15,255)
Net cash provided by / (used in) operating activities	424,355	(442,210)

Cash flows from investing activities
Prepayment to related parties for acquisition	(572,550)	-
Purchases of office equipment	(1,901)	(27,888)
Net cash used in investing activities	(574,451)	(27,888)

Cash flows from Financing activities
Proceeds from short-term borrowings	179,075	-
Repayment of short-term borrowings	(22,384)	-
Proceeds from cash contribution from a stockholder	-	468,253
Net cash provided by financing activities	156,691	468,253

Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	284	751

Net increase / (decrease) in cash and cash equivalents	6,879	(1,094)
Cash and cash equivalents at beginning of the period	11,513	14,085
Cash and cash equivalents at end of the period	$18,392	$12,991

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$(2,853)	$-
Income tax	$-	$-

See notes to consolidated financial statements

Shentang International Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

(b)           Organization

Shentang owns 100% shares of Boom Spring, a BVI company set up in October 2007. Boom Spring owns 100% equity interest of Shengtang Glass. Through a series of stock exchanges, stock split, reverse stock splits and increase in authorized shares conducted in 2009, Shentang has 190,000,000 authorized shares and 20,000,000 shares issued and outstanding effective on October 21, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)Basis of Presentation

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of September 30, 2010, and consolidated results of operations, and cash flows for the interim period presented have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The consolidated financial statements include the financial statements of Shentang International and its subsidiaries, Boom Spring and Shengtang Glass. All significant inter-company transactions and balances have been eliminated upon consolidation.

(b) Use of estimations

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases these estimates on historical experiences and the best information available at the time the estimates are made; however actual results could differ from those estimates. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing as of September 30, 2010, actual amounts may differ from these estimates.  Significant estimates by management include, but are not limited to, the valuation of trade receivables and other receivables, the estimation of useful lives of property and equipment.

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

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying values have become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2010 and December 31, 2009, a balance of US$368,854 and nil allowances for doubtful accounts were provided, respectively.

(e)  Other receivables

Other receivables represent various advances to certain employees and unrelated parties for business purposes and receivables from staffs due to the cash collected from customers by staffs. The Company has full oversight and control over the advanced accounts. As of September 30, 2010 and December 31, 2009, no allowance for doubtful accounts was required on other receivables.

(f)  Inventory

Inventories, which mainly comprised of the raw materials for research and development purpose, and the merchandises, are stated at the lower of cost or market. Cost is determined using the weighted average method. Where there is evidence that the utility of inventories, and their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is recorded for the difference with charges to cost of sales.

As of September 30, 2010, the balance of inventory represented the merchandises in transit.

(g)  Property and equipment

Property and equipment are stated at historical cost less accumulated depreciation and impairment. The historical cost of acquiring an item of property and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use.

(h)  Revenue recognition

The Company recognizes revenue in accordance with “ASC Topic 605”. All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

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

(i)  Taxation

(i)   Income tax

Shentang is subject to the United States of America Tax laws at a tax rate of up to 35%. No provision for US federal income tax has been made as the Company had no US taxable income for the three and nine months ended September 30, 2010 and 2009. The Company believes that its earnings are permanently invested in PRC.

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

(j)  Commitments and contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with “ASC Topic 450”, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Company has not experienced any material service liability claims.

(k)  Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, other receivables, accruals and other payables and short-term borrowings approximate their fair value because of the immediate or short-term maturity of these financial instruments.

(l)  Recently enacted accounting standards

Since the filing of 2009 Form 10-K, the FASB issued ASU No. 2010-1 through No. 2010-26. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

	September 30,	December 31,
	2010	2009
	Unaudited
Accounts receivable	$2,819,787	$2,673,034
Allowance for doubtful accounts	(368,854)	-
	$2,450,933	$2,673,034

The following table presents the movement of the allowance for doubtful accounts:

	September 30,	December 31,
	2010	2009
	Unaudited
Beginning allowance for doubtful accounts	$-	$-
Additions charged to bad debt expense	(368,854)	-
	$(368,854)	$-

NOTE 4 - OTHER RECEIVABLES

	September 30,	December 31,
	2010	2009
	Unaudited
Deposit (a)	$-	$219,677
VAT refund receivable	12,675	167,428
Petty cash advances to staff	5,014	7,252
Others	4,783	-
	$22,472	$394,357

(a)	As of December 31, 2009, the balance represents deposit to a customer of the Company for quality assurance, which was fully repaid in May 2010.

NOTE 5 - PREPAYMENT TO RELATED PARTIES FOR ACQUISITION

Pursuant to a letter of intent entered into by Shengtang Glass and the holder of Shenzhen Longgang Dunhuang Glasswork Factory (“Dunhuang”) (related party controlled by the same ultimate stockholder) dated December 21, 2009, and a letter of intent entered into by Shengtang Glass and the holder of Shenzhen Datang Glass Company Limited (“Datang”) (related party controlled by the same ultimate stockholder) dated December 21, 2009, Shengtang Glass is going to acquire the equity interest or production lines of Dunhuang and Datang in 2010. Accordingly, as of September 30, 2010, US$451,391 and US$994,458 were paid to Dunhuang and Datang respectively for the acquisition, when details of the acquisitions were mutually agreed respectively and the acquisitions are expected to take effect by the end of 2010.

NOTE 6 - SHORT-TERM BORROWINGS

On July 1, 2010, Shengtang Glass borrowed a bank loan of RMB1,200,000 (approximately US$179,075). The loan matures on June 30, 2011, and is repayable monthly with a principal amount of RMB50,000 (approximately US$7,461). The loan is unsecured and with an interest rate of 6.372% per annual.

NOTE 7 - TAXATION

(a)  Income taxes

The components of income / (loss) before income tax expense is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited

BVI	$130,231	$367,284	$(110,371)	$678,662
PRC	171,942	171,113	131,455	45,558
	$302,173	$538,397	$21,084	$724,220

No income taxes were reported for the income from BVI since the applicable income tax rate of Boom Spring was 0% according to BVI tax law.

Income taxes of US$9,335 and US$11,390 were reported for the income from Shengtang Glass based on the applicable income tax rate of 25% for the three and nine months ended respectively as of September 30, 2010 and 2009.

(b)  Deferred taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to Accounting for Income Taxes (“ASC Topic 740”). Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

During the period ended September 30, 2010, there were no material temporary differences for tax purpose, except for the allowance for doubtful accounts provided by Boom Spring (note 3). The balance of deferred tax assets was nil, since the applicable tax rate of Boom Spring was 0%.

NOTE 8 – EARNINGS PER SHARE

 Basic and diluted earnings per share for each of the periods presented are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Numerator
Net income	$292,838	527,007	11,749	712,830

Denominator
Weighted average common shares outstanding used in computing basic and diluted earnings per share	20,000,000	19,570,000	20,000,000	18,600,000
Earnings Per Share	$0.015	$0.027	$0.001	$0.038

NOTE 9 - SEASONALITY

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

(a)  Operating lease commitments

The corporate office of Shengtang Glass is located in the Longgang District, Shenzhen of China. The corporate office is 580 m2 and is leased from a third party. The lease is a 5-year lease starting from July 1, 2009 and ending June 30, 2014 with a monthly rental amounting to US$2,516.

The estimated rental payments for the three months ended December 31, 2010 will be US$7,532, while the annual rental payments for each of the years ended December 31, 2011, 2012, 2013 and 2014 will be US$30,126, US$30,126, US$30,126, and US$15,063 respectively.

Rental expense under this lease aggregated US$22,595 and US$7,548 for the nine months ended September 30, 2010 and 2009, respectively.

(b)  Capital and other commitments

As of September 30, 2010, the Company did not have any significant capital and other commitments, long-term obligations, or guarantees.

 (c)  Contingencies

Pursuant to the letters of intent entered into by Shengtang Glass and the holder of Dunhuang and Datang, respectively, dated December 21, 2009, Shengtang Glass is going to acquire the production lines, patents or equity interest of Dunhuang and Datang in 2010. As details of the acquisition, including the consideration and effective acquisition, are still under negotiation, there is a possibility that Shengtang Glass and the holder of Dunhuang and Datang might not reach final agreement on the acquisition. Based on management best estimation, the possibility of not reaching an agreement for the acquisition is less than probable as of September 30, 2010.

NOTE 11 - SUBSEQUENT EVENTS

Management has considered all events occurring after September 30, 2010, to the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

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

Immediately after the Stock Split on July 22, 2009 (the “Closing Date”), the Company entered into a Share Purchase Agreement and Share Exchange (the “Exchange Agreement”) with Boom Spring International Limited, a British Virgin Islands corporation (“Boom Spring”), the shareholders of Boom Spring (the “Boom Spring Shareholders”), and Shengtang Craft Design (Shenzhen) Co., Ltd. (“Shengtang Glass”)., a wholly foreign-owned enterprise established under the laws of People’s Republic of China, which is a wholly-owned subsidiary of Boom Spring On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all the outstanding shares of Boom Spring (the “Interests”) from the Boom Spring Shareholders; and the Boom Spring Shareholders transferred and contributed all of their Interests to us.  In exchange, our sole officer and director and majority shareholder transferred 12,000,000 shares, and we issued 33,300,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to the Boom Spring Shareholders, their designees or assigns, which totals 90.6% of the issued and outstanding Common Stock of the Company on a fully-diluted basis as of and immediately after the Closing (the “Share Exchange”). Following the Share Exchange, Boom Spring became our wholly owned subsidiary, and there are 50,000,000 shares of Common Stock issued and outstanding. Pursuant to the terms of the Exchange Agreement, David Price resigned as the sole director and officer of the Company effective immediately at the Closing Date and Zhongmin Chen, Shaoping Lu, Rong Li, Hui Zhao, Chunyun Zhao and Shing Ho Eric Cheung were appointed as the new directors and officers of the Company.

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

We operate our business through Shengtang Glass, the wholly-owned subsidiary of Boom Spring. Shengtang Glass is in the business of design, source for productions and sale of glass products that can be classified as festival gifts, home decorations and exclusive craftworks. All of the three categories of products are mainly made of glass tube and glass rod, and some of them combine the use of wire, shell and crystal. We have successfully distributed the glass products to overseas markets such as Europe, North America and Southeast Asia.

Shengtang Glass has exclusive use of the core technologies, includes hollow/solid glass processing technology, pure manual glass rod processing technology, wire processing technology and painting processing technology. We have also built its reputation among many of the well-known retailers such as WALMART, KOHL’S, TARGET, COSTCO, MACY’S, AG, CONNOR, LI&FUNG, LOWE’S, and HALLMARK. We are actively engaging in developing international market. Currently Shengtang Glass outsources the production to some domestic Chinese suppliers and does not have any production line, however, it plans to develop a production line to meet the demand in the domestic Chinese market through purchasing new equipments for machine-made glass producing.  Our goal is to become a large-scaled glass craftwork supplier and further develop the innovational technology.

For the year ending December 31, 2010, we plan to build or acquire our own production lines to meet the demands of our existing customers.  Meanwhile, we have the plan and initiatives to acquire other viable enterprises both upstream and downstream in our industry, with the goal of completing at least 2 such acquisitions.

RESULTS OF OPERATIONS

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Shentang International Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$1,322,923	$2,788,824	$1,941,519	$4,134,187
Cost of sales	780,350	1,540,730	1,101,691	2,405,521
Gross margin	542,573	1,248,094	839,828	1,728,666

Operating expenses
Research and development expenses	11,134	31,506	36,031	81,165
Selling expenses	2,867	156,354	12,395	331,503
General and administrative expenses	228,338	519,455	774,838	586,292
	242,339	707,315	823,264	998,960

Operating income	300,234	540,779	16,564	729,706

Other income / (expense)	1,939	(2,382)	4,520	(5,486)
Income before income tax expense	302,173	538,397	21,084	724,220

Income tax expense	(9,335)	(11,390)	(9,335)	(11,390)
Net income	292,838	527,007	11,749	712,830
Foreign currency translation gain	9,310	413	12,339	849
Comprehensive income	$302,148	$527,420	$24,088	$713,679

Earnings per share – basic and diluted	$0.015	$0.027	$0.001	$0.038

Weighted average number of shares outstanding - basic and diluted	20,000,000	19,570,000	20,000,000	18,600,000

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

Sales:

Sales experienced a decrease from $2,788,824 for the third quarter of 2009 to $1,322,923 for the third quarter of 2010, by $1,465,901 or 53%. The decrease is mainly due to slack demand in US market and decreased orders in the third quarter of 2010.

Cost of goods sold:

Cost of goods sold declined from $1,540,730 for the third quarter of 2009 to $780,350 for the third quarter of 2010, a decrease of $760,380 or 49%. The decrease is in line with good sales performance in the third quarter of 2010.

Gross margin:

Gross margin consequently dropped from $1,248,094 for the three months ended September 30, 2009 to $542,573 for the three months ended September 30, 2010. The decline of $705,521 or 57% is mainly due to lower sales volume.

Operating expenses:

Operating expenses decreased from $707,315 for the three months ended September 30, 2009 to $242,339 for the three months ended September 30, 2010. The decrease of $464,976 include a slight decline of $20,372 for research and development expenses, a decrease of $153,487 and $291,117 for selling expenses and general and administrative expenses, respectively.

The decrease in selling expenses was due to (1) less sales commission occurred in line with the sales volume and (2) the cancellation of marketing service contract with certain supplier in late 2009, such marketing service occurred $150K expenses in the second quarter of 2009. The decrease in general and administrative expenses is mainly resulted from significant professional fee recognized in the third quarter of 2009 in connection with the Company’s public offering process and OTCBB related expenses.

Operating income:

Operating income for the three months ended September 30, 2010 amounted to $300,234 compared to $540,779 for the three months ended September 30, 2009. The significant drop of $240,545 was mainly caused by the slack sales performance in the third quarter of 2010.

The nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

Sales:

Sales decreased from $4,134,187 for the nine months ended September 30, 2009 to $1,941,519 for the nine months ended September 30, 2010, a decrease of $2,192,668 or 53%. The decrease is mainly due to the continuing weakness in US market and decreased orders since the fourth quarter of 2009. With management continuous efforts in development of new customers, the Company has achieved some increment in the second quarter of 2010, while some of the customers decreased their orders in the third quarter of current year.

Cost of goods sold:

Cost of goods sold decreased from $2,405,521 for the nine months ended September 30, 2009 to $1,101,691 for the nine months ended September 30, 2010, a decrease of $1,303,830 or 54%. The decrease is mainly due to lower sales volume.

Gross margin:

Gross margin decreased from $1,728,666 for the nine months ended September 30, 2009 to $839,828 for the nine months ended September 30, 2010. The decrease of $888,838 or 51% is jointly resulted from (1) lower sales volume in the first quarter of current year, (2) increase of export sales refund rate from 5% to 13% by relevant government authorities, and (3) management efforts in negotiation with suppliers for favorable purchase price.

Operating expenses:

Operating expenses increased from $998,960 for the nine months ended September 30, 2009 to $823,264 for the Nine months ended September 30, 2010. The increase of $175,696 include a decrease of $45,134 for research and development expenses, a decrease of $319,108 for selling expenses, and an increase of $188,546 for general and administrative expenses.

The decrease in selling expenses was due to (1) less sales commission occurred in line with the sales volume and (2) the cancellation of marketing service contract with certain supplier in late 2009, such marketing service occurred $150K expenses in the second quarter of 2009. The increase in general and administrative expenses is mainly resulted from substantial provision for doubtful accounts based on prudent estimation by management in current year.

Operating income:

Operating income for the nine months ended September 30, 2010 amounted to $729,706, compared to income from operations of $16,564 for the Nine months ended September 30, 2009. The substantial drop of $713,142 was jointly due to the slack sales performance and the incremental increase of general and administration expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, our balance of cash and cash equivalents was $18,392, comparing to $11,513 as of December 31, 2009.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development, working capital, and perspective business acquisitions. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

	An increase in working capital requirements to finance higher level of accounts receivable;
	Addition of administrative and sales personnel as the business grows;
	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets;
	Development of new brands to complement our celebrity portfolio;
	Prepayment for perspective business and assets acquisitions; and
	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net cash provided by / (used in) operating activities	$424,355	$(442,210)
Net cash used in investing activities	(574,451)	(27,888)
Net cash provided by financing activities	156,691	468,253
Effect of exchange rate fluctuation on cash and cash equivalents	284	751
Net increase / (decrease) in cash and cash equivalents	$6,879	$(1,094)

The Company generated its cash flow mainly from operating activities and financing activities from certain bank in China for the nine months ended September 30, 2010. The Company believes the cash flows from operating activities for the next twelve months will be sufficient to sustain current level of operations.

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

 A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements for the nine months ended September 30, 2010. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently issued accounting standards

Since the filing of 2009 Form 10-K, the FASB issued ASU No. 2010-1 through No. 2010-26. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed & Reserved).

Item 5. Other Information.

Effective September 18, 2010, our board of directors accepted the resignation of Shaoping Lu as a member of the Board of Directors of the Company. The resignation was due to personal reasons and was not a result of any disagreements relating to the Company’s operations, policies or practices.

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

SHENTANG INTERNATIONAL, INC.
Dated: November 15, 2010
	By:	/s/ Zhongmin Chen
Zhongmin Chen President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 15, 2010	By:	/s/ Rong Li
Rong Li
Interim Chief Financial Officer and Principal Accounting Officer