Form 10-K
period 2018-12-31
Shentang International, Inc.
filed 2019-03-26
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55973

SHENTANG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 Lawrence Ave. Oceanside, NY 11572

(Address of principal executive offices, Zip Code)

(310) 734-2626

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018: $1,423,840.

The number of shares of registrant’s common stock outstanding as of March 19, 2019 was 47,000,000.

TABLE OF CONTENTS

Item 1. Business

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our audited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we,” “us,” “our,” the “Company,” “Shentang” and “our company” mean Shentang International, Inc. and its consolidated subsidiaries, unless otherwise indicated.

Corporate Background

Our Corporate History and Background

General Background of the Company

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

On May 31, 2018, the Company obtained a promissory note in amount of $7,500 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and all unpaid interest and principal is due within 180 days following written demand.

On May 31, 2018, the Company issued 27,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $27,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $19,500, and the promissory note issued to the Company in the amount $7,500.

Mr. Lazar is considered, and shall be treated as, a promoter for the Company.

Business Objectives of the Company

Since the custodial proceedings, the Company had no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

The Company’s common stock is subject to quotation on the OTC Pink Sheets under the symbol SHNL. There is currently only a limited trading market in the Company’s shares nor do we believe that any active trading market has existed for approximately the last 5 years. There can be no assurance that there will be an active trading market for our securities following the effective date of this registration statement under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Management of the Company (“Management”) would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its Management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

●	costs associated with pursuing a new business opportunity;

●	growth potential of the new business opportunity;

●	experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity;

●	necessary capital requirements;

●	the competitive position of the new business opportunity;

●	stage of business development;

●	the market acceptance of the potential products and services;

●	proprietary features and degree of intellectual property; and

●	the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, can not be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to the Company’s plan of operation.

The Company intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Company is a Blank Check Company

At present, the Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Act. The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act. The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer’s account. In addition, the Penny Stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock rules. So long as the common stock of the Company is subject to the Penny Stock rules, it may be more difficult to sell the Company’s common stock.

We are a “Shell Company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act; the lack of availability of the use of Rule 144 by security holders; and the lack of liquidity in our stock.

Form S-8

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a Shell Company, it may use Form S-8 sixty calendar days, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Unavailability of Rule 144 for Resale

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a Shell Company. We have identified our company as a Shell Company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a Shell Company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a Shell Company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a Shell Company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Very Limited Liquidity of our Common Stock

Our common stock occasionally trades on the OTC Pink Sheet Market, as there is no active market maker in our common stock. As a result, there is only limited liquidity in our common stock.

We will be deemed a blank check company under Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as the Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. While we are not currently registering shares for an offering, we may do so in the future.

In addition, an issuer is required to file a post-effective amendment to a registration statement upon the execution of an agreement for an acquisition or merger. The rule provides procedures for the release of the offering funds, if any, in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings.

Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow, if any. Each such investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Effecting a business combination

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company has not identified a target business or target industry

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company’s Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Our Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay Management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

Management owns 57.45% of the issued and outstanding shares of common stock of the Company, and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

●	financial condition and results of operation of the target company;

●	growth potential;

●	experience and skill of Management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	stage of development of the products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary features and degree of intellectual property or other protection of the products, processes or services;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent Management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. However, there can be no assurance that the Internal Revenue Service or applicable state tax authorities will necessarily agree with the tax treatment of any business combination we consummate.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ Management

We cannot assure you that our assessment of the target business’ Management will prove to be correct. In addition, we cannot assure you that the future Management will have the necessary skills, qualifications or abilities to man age a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent Management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent Management.

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended December 31, 2018 and 2017, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by Management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our Management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately-held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

David Lazar, our Chief Executive Officer, is our sole executive officer. Mr. Lazar is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deem reasonably necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

Prior to being granted custodianship of the Company, Mr. Lazar had no previous experience with blank check companies. Mr. Lazar has also recently been granted custodianship of Melt, Inc. and Zhongchai Machinery, Inc., both of which are blank check companies and both of which have recently filed a Form 10.

Conflicts of Interest

The Company’s Management is not required to commit its full time to the Company’s affairs. As a result, pursuing new business opportunities may require a longer period of time than if Management would devote full time to the Company’s affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company’s Management has multiple business affiliations, our Management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management of the operating company. However, Management will act in what it believes will be in the best interests of the shareholders of the Company. The Company shall not enter into a transaction with a target business that is affiliated with Management.

Description of Property and Facilities

The Company’s corporate office is located at 3445 Lawrence Avenue, Oceanside, NY 11572, which space is provided to us on a rent-free basis. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

Item 1A. Risk Factors

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 2. Properties

The Company’s corporate office is located at 3445 Lawrence Avenue, Oceanside, NY 11572, which space is provided to us on a rent-free basis. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “SHNL”. The following quotations obtained from Yahoo! Finance reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
December 31, 2018	$0.15	$0.06
September 30, 2018	$0.38	$0.08
June 30, 2018	$0.15	$0.04
March 31, 2018	$0.95	$0.015
December 31, 2017	$0.015	$0.015
September 30, 2017	$0.015	$0.015
June 30, 2017	$0.015	$0.015
March 31, 2017	$0.15	$0.015

Transfer Agent

Our transfer agent for our common stock is Empire Stock Transfer, Inc. They are located at 1859 Whitney Mesa Drive, Henderson NV 89014. Tel: 702 818-5898 Fax: 702 974-1444.

Holders of Common Stock

As of January 23, 2019, we had approximately 85 registered shareholders holding 47,000,000 shares of our common stock.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 31, 2018, the Company issued 27,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $27,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $19,500, and the promissory note issued to the Company in the amount $7,500.

The issuance was completed pursuant to Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data

As an “emerging growth company” we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the year ended December 31, 2017 compared to the year ended December 31, 2018

Revenue

For the year ended December 31, 2017, the Company generated $0 in revenues. For the year ended December 31, 2018, the Company generated $0 in revenues.

Expenses

For the year ended December 31, 2017, we incurred operating expenses in the amount of $0. For the year ended December 31, 2018, we incurred operating expenses of $81,135. The increase is due to increased accounting and legal fees associated with the preparation and filing of the Company’s Form 10 and periodic reports with the Securities and Exchange Commission.

Net Loss

We had net loss of $0 for the year ended December 31, 2017. For the year months ended December 31, 2018 we incurred a net loss of $46,635. The increase in net loss is due to an increase in administrative expense of $11,810 and increased professional fees of $34,825.

Liquidity

As of December 31, 2018, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2018, we had $0 in cash. As of December 31, 2017, we had $0 in cash.

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

On December 31, 2018 and December 31, 2017, we have had $7,632 in current assets and $0 in current assets, respectively. As of December 31, 2018, we had $27,135 in liabilities, consisting of accounts payable and a Loan payable due to our CEO. As of December 31, 2017, we had $0 in liabilities.

We had a negative cash flow from operations of $13,385 during the year ended December 31, 2018, mainly due to a net loss of $46,503,. We financed our negative cash flow from operations during the year ended December 31, 2018 through advances made by our CEO.

We had $0 cash flow from operations during the year ended December 31, 2017.The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Mr. Lazar, our sole officer and director.

On May 31, 2018, the Company obtained a promissory note in amount of $7,500 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and all unpaid interest and principal is due within 180 days following written demand.. During the year ended December 31, 2018, Custodian Ventures, LLC advanced a total of $40,385 to the Company for payment of registration, legal and accounting fees. As of December 31, 2018, the company had a loan payable remaining of $20,885 to Custodian Ventures, LLC. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2018 and 2017 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2018 and 2017, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2018 and 2017, and are included elsewhere in this registration statement.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2018, our company has an accumulated deficit of $623,336. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2018, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As an “emerging growth company” we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Shentang International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Shentang International, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2018.

Lakewood, CO

March 25, 2019

SHENTANG INTERNATIONAL INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Notes receivable – related party	$7,632	$-
Total current assets	7,632	-

TOTAL ASSETS	$7,632	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$6,250	$-
Loan payable – related party	20,885	-
Total current liabilities	27,135	-

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 190,000,000 shares authorized; 47,000,000 and 20,000,000 shares issued and outstanding in 2018 and 2017, respectively	47,000	20,000
Additional paid in capital	556,833	556,833
Accumulated deficit	(623,336)	(576,833)
Total stockholders’ deficit	(19,503)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,632	$-

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

FOR THE PERIODS DECEMBER 31,

	2018	2017
REVENUES	$-	-

OPERATING EXPENSES:
Legal fees	20,025
Audit and accounting fees	14,800
General and Administrative	11,810	-
Total operating expenses	46,635	-

LOSS BEFORE OTHER INCOME	(46,635)	-

Other income (expense)
Interest income	132	-
Total other income (expense)	132	-

NET LOSS	$(46,503)	$-

Weighted average common shares outstanding – basic and diluted	42,330,000	-

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE PERIOD DECEMBER 31, 2018 AND DECEMBER 31, 2017

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Deficit Accum	Other Comprehensive Income	Totals
Balance – December 31, 2016	20,000,000	$20,000	$556,833	$(576,833)	$-	$-

Net income for the period	-	-	-	-	-	-
Balance - December 31, 2017	20,000,000	20,000	556,833	(576,833)	-	-

Issuance of common stock to related party	27,000,000	27,000	-		-	27,000
Net income for the period	-	-	-	(46,503)		(46,503)
Balance December 31, 2018	47,000,000	$47,000	$556,833	$(623,336)	$-	(19,503)

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

FOR THE PERIOD DECEMBER 31, 2018 and DECEMBER 31, 2017

	2018	2017
OPERATING ACTIVITIES:
Net loss	$(46,503)	$-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued to related party	27,000	-

Changes in net assets and liabilities -
Interest receivable	(132)	-
Accounts payable and accrued expenses	6,250	-
NET CASH USED IN OPERATING ACTIVITIES	(13,385)	-

INVESTING ACTIVITIES

Note to related party	(7,500)	-
NET CASH USED IN INVESTING ACTIVITIES	(7,500)	-

FINANCING ACTIVITIES:
Proceeds from related party	40,385	-
Payments on related party loan payable	(19,500)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,885	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH – BEGINNING OF PERIOD	0	0
CASH – END OF PERIOD	$0	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Non-cash investing and financing activities:
Note to related party	(7,500)	-
Payments on related party notes payable	(19,500)	-

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and DECEMBER 31, 2017

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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2018 and 2017, and expenses for the years ended December 31, 2017 and 2016, and cumulative from inception. Actual results could differ from those estimates made by management.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Discontinued Operations

The Company has fully impaired all assets since the shutdown of its operations in 2009 and has recorded the effects of this impairment as part of its discontinued operations. With the absence of a substantial amount of the old records and the passage of the statute of limitations the company has recorded a discontinued operations expense in 2017 the most current year since operations shutdown based on the accumulated records obtained to date through the second quarter 2018.

Note 5 – Related Party Transactions

On May 31, 2018, the Company obtained a promissory note in amount of $7,500 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and all unpaid interest and principal is due within 180 days following written demand.

On May 31, 2018, the Company issued 27,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $27,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $19,500, and the promissory note issued to the Company in the amount $7,500. As of December 31, 2018, a total of $7,632, which consists of principle of $7,500 and accrued interest of $132, is due to the Company.

During the year ended December 31, 2018, Custodian Ventures, LLC advanced a total of $40,385 to the Company for payment of registration, legal and accounting fees. As of December 31, 2018, the company had a loan payable remaining of $20,885 to Custodian Ventures, LLC. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 6 – Common Stock

On May 31, 2018, the Company issued 27,000,000 shares of common stock, with par value $0.001 for par value for services valued at $27,000 to the Company’s Chief Executive Officer, David Lazar in exchange for settlement of a portion of the related party loan in the amount of $19,500 and a promissory note issued to the Company in the amount $7,500.

Note 7 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $8,481 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended December 31,	2018
Book loss for the year	$(46,503)

Adjustments:
Accrued expenses	6,250
Accrued Interest Income	(132)
Tax loss for the year	(40,385)

Estimated effective tax rate	21%
Deferred tax asset	$(8,481)

Details for the last period are as follows:

For the period ended December 31,	2018
Deferred tax asset	$8,481
Valuation allowance	(8,481)
Current taxes payable	-
Income tax expense	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carry forward as of December 31, 2018 was $8,481 as itemized below:

Year	Amount	Expiration
2018	$8,481	2038

Note 8 – Restatement of Financial Statements

Our financial statements for the six months ended June 30, 2017 and for the nine months ended September 30, 2018, as previously filed have been restated. The previously filed financial statements did not reflect the proper classification of a note receivable to the company. The notes receivable was incorrectly reported as a notes payable, which resulted in the financial statements incorrectly recording consulting fees associated with that note. Also the previously filed financial statements did not include certain legal expenses that had been incurred by the Company during the period. The impact of this restatement on the Company’s financial statements for each period, are reflected in the tables below:

BALANCE SHEET

	Previously reported as June 30, 2018	Adjustment	Restated June 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,000	$(5,000)	$5,000
Notes receivable – related party		7,500	7,500
Total current assets	10,000	2,500	12,500

TOTAL ASSETS	$10,000	2,500	$12,500

CURRENT LIABILITIES:
Accounts payable and accrued expenses	-	-	-
Related party notes payable	31,235	(18,650)	12,585
Notes payable – Related Party	7,500	(7,500)	-
Total current liabilities	38,735	(26,150)	12,585

STOCKHOLDERS’ DEFICIT
Common stock	47,000	-	47,000
Additional paid in capital	556,833		556,833
Accumulated deficit	(632,568)	28,650	(603,918)
Total stockholders’ deficit	(24,735)	28,650	(85)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,000	2,500	$12,500

STATEMENT OF OPERATIONS

	Previously Reported For the three months ended June 30, 2018	Adjustment for the three months ended June 30, 2018	Restated For the three months ended June 30, 2018
	$–	$–	$–

Operating expenses
Related party professional fees – Common stock	34,500	(34,500)	-
Legal fees	9,425	5,000	14,425
Audit and accounting fees	-	850	850
Transfer agent fees	-	-	-
Registration fees	11,810	-	11,810
Total operating expense	55,735	(28,650)	27,085

Loss from operations	(55,735)	28,650	(27,085)

Net loss	$(55,735)	$28,650	$(27,085)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted

STATEMENT OF OPERATIONS - continued

	Previously Reported For the six months ended June 30, 2018	Adjustment for the six months ended June 30, 2018	Restated For the six months ended June 30, 2018
	$–	$–	$–

Operating expenses
Related party professional fees – Common stock	34,500	(34,500)	-
Legal fees	9,425	5,000	14,425
Audit and accounting fees	-	850	850
Transfer agent fees	-	-	-
Registration fees	7,810	4,000	11,810
Total operating expense	51,735	(24,650)	27,085

Loss from operations	(51,735)	24,650	(27,085)

Net loss	$(51,735)	$24,650	$(27,085)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted

STATEMENT OF CASH FLOWS

	Previously Reported For the six months ended June 30, 2018	Adjustment for the six months ended June 30, 2018	Restated For the six months ended June 30, 2018
OPERATING ACTIVITIES:
Net loss	$(55,735)	$28,650	(27,085)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services	27,000	(27,000)	-
Shares issued to related party		27,000	27,000

Changes in net assets and liabilities -
Accounts payable and accrued expenses	-	-	-

NET CASH USED IN OPERATING ACTIVITIES	(28,735)	28,650	(85)

INVESTING ACTIVITIES
Loan to related party	-	(7,500)	(7,500)
NET CASH USED IN INVESTING ACTIVITIES	-	(7,500)	(7,500)

FINANCING ACTIVITIES:
Proceeds from Notes payable – related party	7,500	(7,500)	-
Payments on related party loan	-	(19,500)	(19,500)
Proceeds from Related party loan	31,235	850	32,085
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,735	(26,150)	12,585

NET INCREASE IN CASH	10,000	(5,000)	5,000

CASH – BEGINNING OF PERIOD	0	0	0
CASH – END OF PERIOD	$10,000	$(5,000)	5,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash investing and financing activities:
Payments on related party loan	-		(19,500)
Loan issued to related party	-		(7,500)

BALANCE SHEET

	Previously reported as of September 30, 2018	Adjustment	Restated September 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,000	$(5,000)	$5,000
Notes receivable – related party	-	7,500	7,500
Total current assets	10,000	2,500	12,500

TOTAL ASSETS	$10,000	2,500	$12,500

CURRENT LIABILITIES:
Accounts payable and accrued expenses	-	5,300	5,300
Related party notes payable	39,785	(19,200)	20,585
Notes payable – Related Party	7,500	(7,500)	-
Total current liabilities	47,285	(21,400)	25,885

STOCKHOLDERS’ DEFICIT
Common stock	47,000	-	47,000
Additional paid in capital	556,833		556,833
Accumulated deficit	(641,118)	23,900	(617,218)
Total stockholders’ deficit	(37,285)	23,900	(13,385)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,000	2,500	$12,500

STATEMENT OF OPERATIONS

	Previously Reported For the Three months ended September 30, 2018	Adjustment for the Three months ended September 30, 2018	Restated For the Three months ended September 30, 2018
	$–	$–	$–

Operating expenses
Professional fees – related party	-	-	-
Legal fees	-	5,600	5,600
Audit and accounting fees	8,550	(850)	7,700
Transfer agent fees	-	-	-
Registration fees	-	-	-
Total operating expense	8,550	4,750	13,300

Loss from operations	(8,550)	4,750	(13,300)

Net loss	$(8,550)	$4,750	$(13,300)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted

STATEMENT OF OPERATIONS - continued

	Previously Reported For the nine months ended September 30, 2018	Adjustment for the nine months ended September 30, 2018	Restated For the nine months ended September 30, 2018
	$–	$–	$–

Operating expenses
Professional fees – related party	34,500	(34,500)	-
Legal fees	9,425	10,600	20,025
Audit and accounting fees	8,550	-	8,550
Transfer agent fees	-	-	-
Registration fees	11,810	-	11,810
Total operating expense	64,285	(23,900)	40,385

Loss from operations	(64,285)	23,900	(40,385)

Net loss	$(64,285)	$23,900	$(40,385)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted

STATEMENT OF CASHFLOWS

	Previously Reported For the nine months ended September 30, 2018	Adjustment for the nine months ended September 30, 2018	Restated For the nine months ended September 30, 2018
OPERATING ACTIVITIES:
Net loss	$(64,285)	$17,782	(46,503)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services	27,000	(27,000)	-
Shares issued to related party		27,000	27,000

Changes in net assets and liabilities -
Interest receivable		(132)	(132)
Accounts payable and accrued expenses	-	6,250	6,250

NET CASH USED IN OPERATING ACTIVITIES	(37,285)	23,900	(13,385)

INVESTING ACTIVITIES
Loan to related party	-	(7,500)	(7,500)
NET CASH USED IN INVESTING ACTIVITIES	-	(7,500)	(7,500)

FINANCING ACTIVITIES:
Proceeds from Notes payable – related party	7,500	(7,500)	-
Payments on related party loan	-	(19,500)	(19,500)
Proceeds from Related party loan	39,785	600	40,385
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,285	(26,400)	20,885

NET INCREASE IN CASH	10,000	(10,000)	0

CASH – BEGINNING OF PERIOD	0	0	0
CASH – END OF PERIOD	$10,000	$(10,000)	0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash investing and financing activities:
Payments on Related party loan			(19,500)
Loan issued to related party			(7,500)

Note 9 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through January 23, 2018, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, David Lazar, who is our Chief executive officer and Chief financial officer, as of December 31, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, Sandor Miklos, the Company’s Chief Executive Officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2018, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company’s principal executive officer and principal financial officer and, (ii) the Company does not have an audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will continue to reassess this matter to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
David Lazar	28	CEO and Chairman

David Lazar, 28, has been CEO and Chairman of the Company since May 16, 2018. David Lazar is a private investor with business experience. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations. David Lazar is also the sole officer and director of Melt, Inc. and Zhongchai Machinery, Inc., both of which are blank check companies.

Other expertise includes early stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions.

Mr. Lazar was selected to serve as a director due to his knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks, and his expertise with emerging growth companies. David Lazar is the Company’s sole promoter.

Our director holds office until the next annual meeting of stockholders and until his successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

Our director, officer or affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and holds office until removed by the Board of Directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officers.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that no persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2018.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Item 11.	EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal years ended December 31, 2017, 2016 and 2015. The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2018 and 2017.

Compensation of Directors

During the year ended December 31, 2018 and 2017, no officer received any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2018 and 2017, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. David Lazar, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 19,2019. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
David Lazar	27,000,000	57.45%
3445 Lawrence Avenue
Oceanside, NY 11572
Director and Officer (1 person)	27,000,000	57.45%

Zhoming Chen C-22 World Trade Plaza 9 Fuhung Lu Futian Shenzen Shenzen, China	7,056,000	15.01%

(1)	Applicable percentage ownership is based on 47,000,000 shares of common stock outstanding as of March 19, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 19, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On May 31, 2018, the Company obtained a promissory note in amount of $7,500 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and all unpaid interest and principal is due within 180 days following written demand.

On May 31, 2018, the Company issued 27,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $27,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $19,500, and the promissory note issued to the Company in the amount $7,500. As of December 31, 2018, a total of $7,632, which consists of principle of $7,500 and accrued interest of $132, is due to the Company.

During the year ended December 31, 2018, Custodian Ventures, LLC advanced a total of $40,385 to the Company for payment of registration, legal and accounting fees. As of December 31, 2018, the company had a loan payable remaining of $20,885 to Custodian Ventures, LLC. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Director Independence

David Lazar, a member of our Board of Directors, is not independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2018 and 2017:

	2018	2017
Audit Fees	$5,000	0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$5,000	0

Audit Fees

For the year ended December 31, 2018 and 2017, we paid $5,000 and $0 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2018 and 2017, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2018 and 2017, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2018 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2018. However, all of the above services in 2018 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

Item 15. Exhibits

The following exhibits are included with this report.

2	Notice of Entry of Order, dated May 11, 2018, Case No.: A-18-772247-P (Incorporated by reference from Form 10-12G, filed on August 8, 2018, Exhibit 2.)

3.1	Certificate of Incorporation – (Incorporated by reference from Form SB-2, filed on January 9, 2008, Exhibit 3.1)

3.2	By-laws (Incorporated by reference from Form SB-2, filed on January 9, 2008, Exhibit 3.2)

3.3	Amendment to Certificate of Incorporation – Change of Name (Incorporated by reference from Form 8-K, Current Report, dated August 20, 2009, Exhibit 3.1)

3.4	Certificate of Revival with the state of Nevada, dated May 16, 2018, appointing David Lazar as, President, Secretary, Treasurer and Director (Incorporated by reference from Form 10-12G, filed August 2, 2018, Exhibit 3.4).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENTANG INTERNATIONAL, INC.

Date: March 25, 2019	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2019	/s/ David Lazar
David Lazar
President, Chief Executive Officer and Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)