Form 10-Q
period 2019-03-31
Shentang International, Inc.
filed 2019-05-23
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

The number of shares of registrant’s common stock outstanding as of April 23, 2019 was 47,000,000.

FORM 10-Q

SHENTANG INTERNATIONAL, INC.

March 31, 2019

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of December 31, 2018 and March 31, 2019	1
	Unaudited Condensed Statements of Operations and Comprehensive Loss for the year ended December 31, 2018 and through the three months ended March 31, 2019	2
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2019	3
	Condensed Statements of Stockholders’ (Deficit) for the three months periods ended March 31, 2019 and March 31, 2018	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	10

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 1A	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	13
	Signature	14

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

ii

PART I. FINANCIAL INFORMATION

SHENTANG INTERNATIONAL INC. AND SUBSIDIARIES

BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Notes receivable – related party	$7,687	$7,632
Total current assets	7,687	7,632

TOTAL ASSETS	$7,687	$7,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	5,244	6,250
Loan Payable – Related Party	30,806	20,885
Total current liabilities	36,050	27,135

Commitments and Contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 190,000,000 shares authorized; 47,000,000 and 20,000,000 shares issued and outstanding in March 31, 2019 and December 31, 2018, respectively	47,000	47,000
Additional paid in capital	556,833	556,833
Accumulated deficit	(632,196)	(623,336)
Total stockholders’ deficit	(28,363)	(19,503)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,687	$7,632

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2019		2018

Operating expenses	$		$
Audit and accounting fees		3,450
Legal Fees		2,250
Filing fees		3,215		-
Total operating expense		8,915		-

Loss from operations		(8,915)		-

Interest income		55		-
Total other income		55		-

Net loss		$(8,860)		$-
Net loss per common share – basic and diluted		$-		$-
Weighted average common shares outstanding – basic and diluted		43,410,000		-

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNTIONAL INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(8,860)	$-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Interest receivable	(55)	-
Accounts payable and accrued expenses	(1,006)	-
NET CASH USED IN OPERATING ACTIVITIES	(9,921)	-

FINANCING ACTIVITIES:
Proceeds from Related party loan	9,921	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,400	-

NET INCREASE IN CASH	-	-

CASH – BEGINNING OF PERIOD	0	0
CASH – END OF PERIOD	$0	$0
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	-	-

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND MARCH 31, 2018

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2018

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Deficit Accum	Other Comprehensive Income	Totals
Balance - December 31, 2017	20,000,000	20,000	556,833	(576,833)	-	-

Net income for the period	-	-	-	-		-
Balance March 31, 2018	20,000,000	$20,000	$556,833	$(576,833)	$-	-

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2019

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Deficit Accum	Other Comprehensive Income	Totals
Balance – December 31, 2018	47,000,000	$47,000	$556,833	$(576,833)	$-	$-

Net income for the period				(695)		(695)
Balance March 31, 2019	47,000,000	$47,000	$556,833	$(624,031)	$-	(624,031)

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNTIONAL INC. AND SUBSIDIARIES.

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

Adoption of Recent Accounting Pronouncements

As of December 31, 2015, the Company adopted guidance codified in ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The Company has applied this guidance retrospectively to all prior periods presented in the Company’s financial statements.

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

Note 4 – Notes payable

On May 31, 2018, the Company obtained a promissory note in amount of $7,500 from its custodian, Custodian Ventures, LLC in exchange for services. The note bears an interest of 3% and matures in 180 days from the date of issuance. During the three months period March 31, 2019, Custodian Ventures, LLC advanced at total of $6,400 to the Company. As of March 31, 2019, $27,285 remains outstanding, including accrued interest income of $55.

Note 5 – Common Stock

On May 31, 2018, the Company issued 27,000,000 shares of common stock, with par value $0.001 for par value for services valued at $27,000 to the Company’s Chief Executive Officer, David Lazar. As of March 31, 2019 47,000,000 shares of common stock with par value of $0.001 remains outstanding.

Note 6 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through April 22, 2019, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

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

On July 2, 2018, the Company terminated its registration with the Securities and Exchange Commission.

On August 2, 2018, the Company filed a Form 10-12G, which went effective on October 1, 2018.

The Company’s current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

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

Results of Operations

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenue

For the three months ending March 31, 2019, the Company generated $0 in revenues. For the three months ended March 31, 2018, the Company generated $0 in revenues.

Expenses

For the three months ended March 31, 2019, we incurred operating expenses of $8,915. The increase is due to increased legal, audit, accounting and filing fees associated with the preparation of the quarterly financial statement.

Net Loss

For the three months ended March 31, 2019 we incurred a net loss of $8,860. The increase is due to increased legal, audit, accounting and filing fees associated with the preparation of the quarterly financial statement.

Liquidity and Capital Resources

As of March 31, 2019, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of March 31, 2019, we had $0 in cash. As of March 31, 2018, we had $0 in cash.

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

On March 31, 2019 and March 31, 2018, we have had $7,687 in current assets and $7,632 in current assets, respectively. As of March 31, 2019, we had $28,363 in liabilities and stockholders’ deficit, consisting of amounts due to related party and accrued expenses. As of March 31, 2018, we had $27,135 in liabilities.

We had a negative cash flow from operations of $9,921 during the three months ended March 31, 2019. We financed our negative cash flow from operations during the three months ended March 31, 2019 through advances made by David Lazar. We had $0 cash flow from operations during the three months ended March 31, 2018. The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Mr. Lazar, our sole officer and director.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2017 and 2016 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of March 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2019 and 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the three months ended March 31, 2019 and 2018, and are included elsewhere in this registration statement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SHENTANG INTERNATIONAL, INC.

Date: May 23, 2019	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)