Form 10-Q
period 2019-06-30
Shentang International, Inc.
filed 2019-08-14
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2019

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

(310) 734-2626

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

The number of shares of registrant’s common stock outstanding as of July 18, 2019 was 47,000,000.

FORM 10-Q

SHENTANG INTERNATIONAL, INC.

June 30, 2019

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

ii

PART I. FINANCIAL INFORMATION

SHENTANG INTERNATIONAL INC. AND SUBSIDIARIES

BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Notes receivable – related party	$7,906	$7,632
Total current assets	7,906	7,632

TOTAL ASSETS	$7,906	$7,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	9,488	6,250
Loan Payable – Related Party	32,750	20,885
Total current liabilities	42,238	27,135

Commitments and Contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 190,000,000 shares authorized; 47,000,000 and 20,000,000 shares issued and outstanding in June 30, 2019 and December 31, 2018, respectively	47,000	47,000
Additional paid in capital	556,833	556,833
Accumulated deficit	(638,165)	(623,336)
Total stockholders’ deficit	(34,332)	(19,503)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,906	$7,632

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Operating expenses
Consulting fees		34,500	-	34,500
Accounting and audit fees	3,800	-	7,250	-
Transfer agent fees	-	-	-	-
Legal fees	-	9,425	2,250	9,425
Filing fees	2,388	7,810	5,603	7,810
Total operating expense	6,188	51,735	15,103	51,735

Loss from operations	(6,188)	(51,735)	(15,103)	(51,735)

Interest income	219	-	274	-
Total other income	219	-	274	-

Net loss	$(5,969)	$(51,735)	$(14,829)	$(51,735)
Net loss per common share – basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding – basic and diluted	47,000,000	22,219,400	47,000,000	22,219,400

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(14,829)	$(51,735)
Shares issued to related party		27,000
Adjustments to reconcile net loss to net cash (used in) operating activities:
Interest receivable	(274)
Accounts payable and accrued expenses	3,238	-
NET CASH USED IN OPERATING ACTIVITIES	(11,865)	24,735

INVESTING ACTIVITIES:
Due to related party	-	7,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,865	7,500

FINANCING ACTIVITIES:
Proceeds from Related party loan	11,865	27,235
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,865	27,235

NET INCREASE IN CASH	-	10,000

CASH – BEGINNING OF PERIOD	0	0
CASH – END OF PERIOD	$0	$0

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax
Interest	-	-

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2019 AND JUNE 30, 2018

Statement of Stockholders’ Deficit for the Six Months ended June 30, 2018

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Deficit Accum	Other Comprehensive Income	Totals
Balance - December 31, 2017	20,000,000	$20,000	$556,833	$(576,833)	-	$-

Shares issued to related party	27,000,000	27,000				27,000
Net income for the period	-	-	-	(51,735)		(51,735)
Balance June 30, 2018	47,000,000	$47,000	$556,833	$(628,568)	$-	$(24,735)

Statement of Stockholders’ Deficit for the Six Months ended June 30, 2019

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Deficit Accum	Other Comprehensive Income	Totals
Balance – December 31, 2018	47,000,000	$47,000	$556,833	$(623,336)	$-	$(19,503)

Net income for the period				(14,829)		(14,829)
Balance June 30, 2019	47,000,000	$47,000	$556,833	$(638,165)	$-	$(34,322)

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

Note 4 – Related party transactions

On May 31, 2018, the Company obtained a promissory note in amount of $7,500 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and matures in 180 days from the written demand of the holder.

On May 31, 2018, the Company issued 27,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $27,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $19,500, and the promissory note issued to the Company in the amount $7,500. As of June 30, 2019, a total of $7,906 which consists of principle of $7,500 and accrued interest of $406, is due to the Company.

During the six month period June 30, 2019, Custodian Ventures, LLC advanced at total of $11,865 to the Company. As of June 30, 2019, $32,750 remains outstanding.

Note 5 – Common Stock

On May 31, 2018, the Company issued 27,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $27,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $19,500, and the promissory note issued to the Company in the amount $7,500. As of June 30, 2019, 47,000,000 shares of common stock with par value of $0.001 remains outstanding.

Note 6 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through July 17, 2019, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

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

Critical accounting policies and estimates

Our condensed financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

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

Results of Operations

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Revenue

For the three months ending June 30, 2019, the Company generated $0 in revenues. For the three months ended June 30, 2018, the Company generated $0 in revenues.

Expenses

For the three months ended June 30, 2019, we incurred operating expenses of $3,488. The decrease is due to the absence of increased audit, accounting and filing fees associated with the preparation of the Company’s form 10 filing in 2018.

Net Loss

For the three months ended June 30, 2019 we incurred a net loss of $55,735. The decrease is due to absence of increased audit, accounting and filing fees associated with the preparation of the Company’s form 10 filing in 2018.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Revenue

For the six months ending June 30, 2019, the Company generated $0 in revenues. For the six months ended June 30, 2018, the Company generated $0 in revenues.

Expenses

For the six months ended June 30, 2019, we incurred operating expenses of $12,129. The decrease is due to the absence of increased audit, accounting and filing fees associated with the preparation of the Company’s form 10 filing in 2018.

Net Loss

For the six months ended June 30, 2019 we incurred a net loss of $12,129. The decrease is due to the absence of increased audit, accounting and filing fees associated with the preparation of the Company’s form 10 filing in 2018.

Liquidity and Capital Resources

As of June 30, 2019, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of June 30, 2019, we had $0 in cash. As of June 30, 2018, we had $0 in cash.

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

On June 30, 2019 and June 30, 2018, we have had $7,906 in current assets and $9,700 in current assets, respectively. As of June 30, 2019, we had $7,906 in liabilities and stockholders’ deficit, consisting of amounts due to related party and accrued expenses. As of June 30, 2018, we had $35,000 in liabilities.

We had a negative cash flow from operations of $11,865 during the six months ended June 30, 2019. We financed our negative cash flow from operations during the six months ended June 30, 2019 through advances made by David Lazar. We had negative cashflow of $35,735 cash flow from operations during the six months ended June 30, 2018. The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Mr. Lazar, our sole officer and director.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2017 and 2016 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2019 and 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended June 30, 2019 and 2018, and are included elsewhere in this registration statement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SHENTANG INTERNATIONAL, INC.

Date: August 14, 2019	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)