Form 10-K
period 2019-12-31
Shentang International, Inc.
filed 2020-02-21
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2019

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

Registrant’s telephone number, including area code (310) 734-2626

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Iten 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019: $1,700,000

The number of shares of registrant’s common stock outstanding as of February 18, 2020 was 20,000,000.

TABLE OF CONTENTS

i

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

On November 8, 2019, the Company filed with the State of Nevada, a Certificate of Designation for its Series A preferred stock (the “Certificate”). The Certificate was effective on November 8, 2019. The Certificate establishes all of the rights of the holders of the Series A Preferred Stock (the “Series A”), as related to the Series A, including, but not limited to the conversion rights and voting rights. On November 7, 2019, the Board of Directors of the Company resolved to set the terms of the Rights as found in the Certificate. Also on November 19, 2019, Custodian Ventures, LLC exchanged its 27,000,000 shares of common stock for 10,000,000 shares of the Series A.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended December 31, 2019 and 2017, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

Employees

David Lazar, our Chief Executive Officer, is our sole executive officer. Mr. Lazar is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deem reasonably necessary to administer the Company's affairs until such time as a business combination is consummated. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

Prior to being granted custodianship of the Company, Mr. Lazar had no previous experience with blank check companies. Mr. Lazar was also been granted custodianship of Guozi Zhongyu Capital Holdings (formerly, Melt, Inc.) and Cang Bao Tian Xia International Art Trade Center, Inc. (formerly, Zhongchai Machinery, Inc.), both of which were blank check companies and both of which filed a Form 10.

Conflicts of Interest

The Company's Management is not required to commit its full time to the Company's affairs. As a result, pursuing new business opportunities may require a longer period of time than if Management would devote full time to the Company's affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company's Management has multiple business affiliations, our Management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management of the operating company. However, Management will act in what it believes will be in the best interests of the shareholders of the Company. The Company shall not enter into a transaction with a target business that is affiliated with Management.

Description of Property and Facilities

The Company’s corporate office is located at 3445 Lawrence Avenue, Oceanside, NY 11572, which space is provided to us on a rent-free basis. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
December 31, 2019	$0.22	$0.11
September 30, 2019	$0.185	$0.085
June 30, 2019	$0.20	$0.10
March 31, 2019	$0.1186	$0.10
December 31, 2018	$0.15	$0.06
September 30, 2018	$0. 0.38	$0.08
June 30, 2018	$0.15	$0.04
March 31, 2018	$0.95	$0.015

Transfer Agent

Our transfer agent for our common stock is Empire Stock Transfer, Inc. They are located at 1859 Whitney Mesa Drive, Henderson NV 89014. Tel: 702 818-5898 Fax: 702 974-1444.

Holders of Common Stock

As of January 29, 2020, we had approximately 85 registered shareholders holding 20,000,000 shares of our common stock.

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

On November 19, 2019, Custodian Ventures, LLC exchanged its 27,000,000 shares of common stock for 10,000,000 shares of Series A Preferred Stock of the Company.

The issuances were completed pursuant to Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data

As a “smaller reporting company” we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Revenue

For the year ended December 31, 2019, the Company generated $0 in revenues. For the year ended December 31, 2018, the Company generated $0 in revenues.

Expenses

For the year ended December 31, 2019, we incurred operating expenses in the amount of $1,436,367. For the year ended December 31, 2018, we incurred operating expenses of $46,635. The increase is due to increased consulting fees of $1,400,000 associated with the preferred stock issuance as well as accounting and legal fees associated with the preparation and filing of the Company’s Form 10 and periodic reports with the Securities and Exchange Commission.

Net Loss

We had net loss of $1,436,367 for the year ended December 31, 2019. For the year months ended December 31, 2018 we incurred a net loss of $46,503. The increase is due to increased consulting fees of $1,400,000 associated with the preferred stock issuance as well as accounting and legal fees associated with the preparation and filing of the Company’s Form 10 and periodic reports with the Securities and Exchange Commission.

Liquidity

As of December 31, 2019, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2019, we had $0 in cash. As of December 31, 2018, we had $0 in cash.

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

On December 31, 2019 and December 31, 2018, we have had $0 in current assets and $7,632 in current assets, respectively. As of December 31, 2019, we had $83,039 in liabilities, consisting of accounts payable and a Loan payable due to our CEO. As of December 31, 2018, we had $27,135 in liabilities.

We had a positive cash flow from operations of $331 during the year ended December 31, 2019, mainly due to a net loss of $1,436,367. We financed our negative cash flow from operations during the year ended December 31, 2019 through advances made by our CEO.

We had $13,385 cash flow used in operations during the year ended December 31, 2018.The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Mr. Lazar, our sole officer and director.

On May 31, 2018, the Company obtained a promissory note in amount of $7,500 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and all unpaid interest and principal is due within 180 days following written demand. During the year ended December 31, 2019, Custodian Ventures, LLC paid on behalf of the company a total of $36,669 to the Company for registration, legal and accounting fees. As of December 31, 2019, the company had a loan payable remaining of $54,560 to Custodian Ventures, LLC. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2019 and 2018 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2019 and 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2019 and 2018, and are included elsewhere in this registration statement.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2019, our company has an accumulated deficit of $2,059,703. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2019, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

As a “smaller reporting company” we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are located following the signature page of this Annual Report.

Item 9. Changes in and Disagreements with Accountants On Accounting And Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, David Lazar, who is our Chief executive officer and Chief financial officer, as of December 31, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, Sandor Miklos, the Company's Chief Executive Officer, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2019, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company's principal executive officer and principal financial officer and, (ii) the Company does not have an audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
David Lazar	29	CEO and Chairman

David Lazar, 29, has been CEO and Chairman of the Company since May 16, 2018. David Lazar is a private investor with business experience. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations. David Lazar is also the sole officer and director of Guozi Zhongyu Capital Holdings (formerly, Melt, Inc.) and Cang Bao Tian Xia International Art Trade Center, Inc. (formerly, Zhongchai Machinery, Inc.), both of which are blank check companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that no persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2019.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended December 31, 2019, 2018 and 2017. The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2019 and 2018.

Compensation of Directors

During the year ended December 31, 2019 and 2018, no officer received any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2019 and 2018, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. David Lazar, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 18, 2020. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
David Lazar(2)	0	0%
3445 Lawrence Avenue
Oceanside, NY 11572
Director and Officer (1 person)	0	0%
Zhoming Chen C-22 World Trade Plaza 9 Fuhung Lu Futian Shenzen Shenzen, China	7,056,000	35.28%

(1)	Applicable percentage ownership is based on 20,000,000 shares of common stock outstanding as of February 18, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Custodian Ventures, LLC, of which David Lazar is the control person, holds 10,000,000 shares of Series A Preferred Stock, which vote at 99% of the outstanding voting power of the Company.

Item 13. Certain Relationship and Related Transactions, and Director Independence.

On May 31, 2018, the Company obtained a promissory note in amount of $7,500 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and all unpaid interest and principal is due within 180 days following written demand.

On May 31, 2018, the Company issued 27,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $27,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $19,500, and the promissory note issued to the Company in the amount $7,500. . On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by David Lazar. In addition, the company elected to cancel and return to the shareholder the promissory note dated May 31, 2018 in the amount of $7,500 including interest. As of December 31, 2019, a total of $0 is due to the Company.

During the year ended December 31, 2019, Custodian Ventures, LLC advanced a total of $39,278 to the Company for payment of registration, legal and accounting fees. As of December 31, 2019, the company had a loan payable remaining of $54,560 to Custodian Ventures, LLC. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Director Independence

David Lazar, a member of our Board of Directors, is not independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2019 and 2018:

	2019	2018
Audit Fees	$8,100	10,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$8,100	10,000

Audit Fees

For the year ended December 31, 2019 and 2018, we paid $8,100 and $10,000 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2019 and 2018, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2019 and 2018, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018.

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

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2019 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2019. However, all of the above services in 2019 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

Item 15. Exhibits

The following exhibits are included with this report.

2	Notice of Entry of Order, dated May 11, 2018, Case No.: A-18-772247-P (Incorporated by reference from Form 10-12G, filed on August 8, 2018, Exhibit 2.)

3.1	Certificate of Incorporation – (Incorporated by reference from Form SB-2, filed on January 9, 2008, Exhibit 3.1)

3.2	By-laws (Incorporated by reference from Form SB-2,filed on January 9, 2008, Exhibit 3.2)

3.3	Amendment to Certificate of Incorporation – Change of Name (Incorporated by reference from Form 8-K, Current Report, dated August 20, 2009, Exhibit 3.1)

3.4	Certificate of Revival with the state of Nevada, dated May 16, 2018, appointing David Lazar as, President, Secretary, Treasurer and Director (Incorporated by reference from Form 10-12G, filed August 2, 2018, Exhibit 3.4).

3.5	Certificate of Designation for Series A Preferred Stock (Incorporated by reference from Form 8-K, Current report, dated January 28, 2020, Exhibit 3.1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENTANG INTERNATIONAL, INC.

Date: February 20, 2020	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 20, 2020

/s/ David Lazar
David Lazar
President, Chief Executive Officer and Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Shentang International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Shentang International, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2019.

Lakewood, CO

February 20, 2020

SHENTANG INTERNATIONAL INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Notes receivable – related party	$-	$7,632
Total current assets	-	7,632

TOTAL ASSETS	$-	$7,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,244	$6,250
Loan payable – related party	54,560	20,885
Notes payable – related	19,235
Total current liabilities	83,039	27,135

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	-
Common stock, par value $0.001 per share; 190,000,000 shares authorized; 20,000,000 and 47,000,000 shares issued and outstanding in 2019 and 2018, respectively	20,000	47,000
Additional paid in capital	1,946,664	556,833
Accumulated deficit	(2,059,703)	(623,336)
Total stockholders’ deficit	(83,039)	(19,503)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$7,632
	-	7,632

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

FOR THE PERIODS DECEMBER 31

	2019	2018
REVENUES	$-	-

OPERATING EXPENSES:
Consulting fees – related party	1,400,000	-
Legal fees	19,581	20,025
Audit and accounting fees	10,800	14,800
General and Administrative	6,288	11,810
Total operating expenses	1,436,669	46,635

LOSS BEFORE OTHER INCOME	(1,436,669)	(46,635)

Other income (expense)
Interest income	368	132
Interest expense	(66)
Total other income (expense)	302	132

NET LOSS	$(1,436,367)	$(46,503)

Weighted average common shares outstanding – basic and diluted	43,819,178	35,904,110

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE PERIOD DECEMBER 31, 2019 AND DECEMBER 31, 2018

	Series A Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Capital Deficiency	Accumulated Deficit	Total Stockholders’ Deficit

Balance - December 31, 2017	-	$-	20,000,000	$20,000	$556,833	$(576,833)	$-
Shares issued to related party - Common	-	-	27,000,000	27,000	-	-	27,000
Net loss	-	-	-	-	-	(46,503)	(46,503)
Balance - December 31, 2018	-	$-	47,000,000	$47,000	$556,833	$(623,336)	$(19,503)
Shares issued to related party -Preferred	10,000,000	10,000	-	-	1,390,000	-	1,400,000
Share redemption and retirement	-	-	(27,000,000)	(27,000)	-	-	(27,000)
Cancellation of interest receivable	-	-	-	-	(169)	-	(169)
Net loss	-	-	-	-	-	(1,436,367)	(1,436,367)
Balance - December 31, 2019	10,000,000	$10,000	20,000,000	$20,000	$1,946,664	$(2,059,703)	$(83,039)

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

FOR THE PERIOD DECEMBER 31, 2019 and DECEMBER 31, 2018

	2019	2018
OPERATING ACTIVITIES:
Net loss	$(1,436,367)	$(46,503)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued to related party	1,400,000	27,000

Changes in net assets and liabilities -
Interest receivable	(37)	(132)
Accounts payable and accrued expenses	3,060	6,250
Loan payable – related party	33,675	-
NET CASH USED IN OPERATING ACTIVITIES	331	(13,385)

INVESTING ACTIVITIES

Note cancellation	7,500
Note to related party	-	(7,500)
NET CASH USED IN INVESTING ACTIVITIES	7,500	(7,500)

FINANCING ACTIVITIES:
Proceeds from Notes payable - related party	19,169	40,385
Redemption of common stock	(27,000)
Payments on related party loan payable	-	(19,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(7,831)	20,885

NET INCREASE (DECREASE) IN CASH	-	-

CASH – BEGINNING OF PERIOD	0	0
CASH – END OF PERIOD	$0	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Non-cash investing and financing activities:
Proceeds from notes payable related party	19,169
Cancellation of related party note	7,500
Redemption of common stock	(27,000)
Note issued to related party	-	(7,500)
Payments on related party notes payable	-	(19,500)

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2019 and DECEMBER 31, 2018

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

On July 2, 2018, the Company terminated its registration with the Securities and Exchange Commission.

On August 2, 2018, the Company filed a Form 10-12G, which went effective on October 1, 2018.

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by David Lazar in exchange for services valued at $1,400,000. In addition, the company elected to cancel and return to the shareholder the promissory note dated May 31, 2018 in the amount of $7,500 including interest. The company shall also pay the additional amount of $19,168.97 by issuance of a promissory note.

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

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by David Lazar. In addition, the company elected to cancel and return to the shareholder the promissory note dated May 31, 2018 in the amount of $7,500 including interest. The company shall also pay the additional amount of $19,168.97 by issuance of a promissory note and cancel all interest due on the May 31, 2018 note. The promissory note dated November 19 , 2019, in the amount of $19, 168.97 is due and payable in full within one hundred eight (180) days following written demand by the holder and bears an interest rate of 3% per annum. As of December 31, 2019, a total of 19,168.97 remained outstanding. In addition there was $66 in accrued interest expense.

During the year ended December 31, 2019, Custodian Ventures, LLC advanced a total of $39,278 to the Company for payment of registration, legal and accounting fees. As of December 31, 2019, the company had a loan payable remaining of $54,560 to Custodian Ventures, LLC. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 6 – Common Stock

On May 31, 2018, the Company issued 27,000,000 shares of common stock, with par value $0.001 for par value for services valued at $27,000 to the Company’s Chief Executive Officer, David Lazar in exchange for settlement of a portion of the related party loan in the amount of $19,500 and a promissory note issued to the Company in the amount $7,500.

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by David Lazar.

Note 7 – Preferred stock

On November 07, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to David Lazar, with a par value of $0.001 per share for a total of $1,400,000 for consulting services to the company. As of December 30, 2019, 10,000,000 shares of preferred stock valued at $1,400,000 remains outstanding.

Note 8 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $2,473 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended December 31,	2019
Book loss for the year	$(1,436,367)
Adjustments:
Accrued expenses	8,300
Stock based compensation	1,400,000
Tax loss for the year	(28,067)

Estimated effective tax rate	21%
Deferred tax asset	$(5,894)

Details for the last period are as follows:

For the period ended December 31,	2019
Deferred tax asset	$5,894
Valuation allowance	(5,894)
Current taxes payable	-
Income tax expense	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carry forward as of December 31, 2018 was $8,481 as itemized below:

Year	Amount	Expiration
2019	$5,894	2038
2018	2,575	2037

Note 9 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through February 12, 2020, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.