Form 10-Q
period 2020-03-31
Shentang International, Inc.
filed 2020-04-08
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2020

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

The number of shares of registrant’s common stock outstanding as of April 05, 2020 was 20,000,000.

FORM 10-Q

SHENTANG INTERNATIONAL, INC.

March 31, 2020

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of December 31, 2019 and March 31, 2020	1
	Unaudited Condensed Statements of Operations and Comprehensive Loss for the year ended December 31, 2019 and through the three months ended March 31, 2020	2
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2020	3
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	14
	Signature	15

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

ii

PART I. FINANCIAL INFORMATION

SHENTANG INTERNTIONAL INC. AND SUBSIDIARIES

BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	5,644	9,244
Loan Payable – Related Party	68,690	54,560
Notes payable – Related Party	19,235	19,325
Total current liabilities	93,569	83,039

Commitments and Contingencies
STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $0.001 per share; 190,000,000 shares authorized; 20,000,000 shares issued and outstanding in March 31, 2020 and December 31, 2019, respectively	20,000	20,000
Additional paid in capital	1,946,664	1,946,664
Accumulated deficit	(2,070,233)	(2,059,703)
Total stockholders’ deficit	(93,569)	(83,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNTIONAL INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2020	2019

Operating expenses
Audit and accounting fees	$7,880	$3,450
Legal Fees	1,900	2,250
Filing fees	750	3,215
Total operating expense	10,530	8,915

Loss from operations	(10,530)	(8,915)

Interest income	-	55
Total other income	-	55

Net loss	$(10,530)	$(8,860)
Net loss per common share – basic and diluted	$-	$-
Weighted average common shares outstanding – basic and diluted	20,000,000	47,000,000

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNTIONAL INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(10,530)	$(8,860)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Interest receivable	-	(55)
Accounts payable and accrued expenses	(3,600)	(1,006)
NET CASH USED IN OPERATING ACTIVITIES	(14,130)	(9,921)

FINANCING ACTIVITIES:
Proceeds from Related party loan	14,130	9,921
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,130	9,921

NET INCREASE IN CASH	-	-

CASH – BEGINNING OF PERIOD	0	0
CASH – END OF PERIOD	$0	$0

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	-	-
Interest	-	-

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2020 AND MARCH 31, 2019

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2019

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Deficit Accum	Other Comprehensive Income	Totals
Balance - December 31, 2018	47,000,000	47,000	556,833	(623,336)	-	(19,503)

Net loss for the period	-	-	-	(8,860)		(8,860)
Balance March 31, 2019	47,000,000	$47,000	$556,833	$(624,031)	$-	(28,363)

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2020

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2019	20,000,000	20,000	10,000,000	10,000	1,946,664	(2,059,703)	(83,039)
	-	-			-	-	-
Net loss for the period	-	-	-	-	-	(10,530)	(10,530)

Balance –March 31, 2020	20,000,000	20,000	10,000,000	10,000	1,946,664	(2,070,233)	(93,569)

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

Note 4 – Related Party Transactions

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by David Lazar. In addition, the company elected to cancel and return to the shareholder the promissory note dated May 31, 2018 in the amount of $7,500 including interest. The company shall also pay the additional amount of $19,168.97 by issuance of a promissory note and cancel all interest due on the May 31, 2018 note. The promissory note dated November 19 , 2019, in the amount of $19, 168.97 is due and payable in full within one hundred eight (180) days following written demand by the holder and bears an interest rate of 3% per annum. As of March 31, 2020, a total of 19,168.97 remained outstanding. In addition there was $66 in accrued interest expense.

During the quarter ended March 31, 2020, Custodian Ventures, LLC advanced a total of $14,130 to the Company for payment of registration, legal and accounting fees. As of March 31, 2020, the company had a loan payable remaining of $68,690 to Custodian Ventures, LLC. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 5 – Notes payable

On May 31, 2018, the Company obtained a promissory note in amount of $7,500 from its custodian, Custodian Ventures, LLC in exchange for services. The note bears an interest of 3% and matures in 180 days from the date of issuance. During the three months period March 31, 2019, Custodian Ventures, LLC advanced at total of $6,400 to the Company. As of March 31, 2020, $19,235 remains outstanding, including accrued interest income of $66.

Note 6 – Common Stock

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by David Lazar. As of March 31, 2020 20,000,000 shares of common stock with par value of $0.001 remains outstanding.

Note 7 – Preferred stock

On November 07, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to David Lazar, with a par value of $0.001 per share for a total of $1,400,000 for consulting services to the company. As of March 30, 2020, 10,000,000 shares of preferred stock valued at $1,400,000 remains outstanding.

Note 8 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through April 05, 2020, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

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

Results of Operations

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Revenue

For the three months ending March 31, 2020, the Company generated $0 in revenues. For the three months ended March 31, 2019, the Company generated $0 in revenues.

Expenses

For the three months ended March 31, 2020, we incurred operating expenses of $10,530. The increase is due to increased legal, audit, accounting and filing fees associated with the preparation of the quarterly financial statement.

Net Loss

For the three months ended March 31, 2020 we incurred a net loss of $10,530. The increase is due to increased legal, audit, accounting and filing fees associated with the preparation of the quarterly financial statement.

Liquidity and Capital Resources

As of March 31, 2020, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of March 31, 2020 we had $0 in cash. As of March 31, 2019, we had $0 in cash.

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

On March 31, 2020 and March 31, 2019, we have had $0 in current assets and $0 in current assets, respectively. As of March 31, 2020, we had $93,569 in liabilities and stockholders’ deficit, consisting of amounts due to related party and accrued expenses. As of March 31, 2018, we had $28,363 in liabilities.

We had a negative cash flow from operations of $14,130 during the three months ended March 31, 2020. We financed our negative cash flow from operations during the three months ended March 31, 2020 through advances made by David Lazar. We had $0 cash flow from operations during the three months ended March 31, 2019. The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Mr. Lazar, our sole officer and director.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2019 and 2018 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of March 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2020 and 2019, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the three months ended March 31, 2020 and 2019, and are included elsewhere in this registration statement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

SHENTANG INTERNATIONAL, INC.

Date: April 7, 2020	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)