Form 10-Q/A
period 2020-03-31
Shentang International, Inc.
filed 2020-04-29
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2020

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55973

SHENTANG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-0610554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This amended Form 10-Q has been filed to correctly identify the consideration for the initial 27,000,000 shares of common stock of the Company issued to Custodian Ventures, LLC, the redemption of such shares of common stock, and the issuance of the 10,000,000 shares of Series A preferred stock to Custodian Ventures, LLC.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K which was filed with the SEC on February 21, 2020, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ii

PART I. FINANCIAL INFORMATION

SHENTANG INTERNTIONAL INC. AND SUBSIDIARIES

BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	5,644	9,244
Loan Payable – Related Party	68,690	54,560
Notes payable – Related Party	19,235	19,325
Total current liabilities	93,569	83,039

Commitments and Contingencies
STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $0.001 per share; 990,000,000 shares authorized; 20,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	20,000	20,000
Additional paid in capital	1,946,664	1,946,664
Accumulated deficit	(2,070,233)	(2,059,703)
Total stockholders' deficit	(93,569)	(83,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNTIONAL INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2020		2019

	$		$

Operating expenses
Audit and accounting fees		7,880		3,450
Legal Fees		1,900		2,250
Filing fees		750		3,215
Total operating expense		10,530		8,915

Loss from operations		(10,530)		(8,915)

Interest income		-		55
Total other income		-		55

Net loss		$(10,530)		$(8,860)
Net loss per common share – basic and diluted		$-		$-
Weighted average common shares outstanding – basic and diluted		20,000,000		47,000,000

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

On May 18, 2018, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

On May 31, 2018, the Company obtained a promissory note payable to the Company in amount of $7,500 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and all unpaid interest and principal is due within 180 days following written demand.

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

On July 2, 2018, the Company terminated its registration with the Securities and Exchange Commission.

On August 2, 2018, the Company filed a Form 10-12G, and on September 18, 2018, the Company filed the Amendment No. 1 to Form 10-12G which went effective on October 1, 2018.

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. In addition, the company elected to cancel and return to the shareholder the promissory note dated May 31, 2018 in the principal amount of $7,500. The company shall also pay the additional amount of $19,168.97 by issuance of a promissory note and cancel interest of $331.03 due on the May 31, 2018 note. The promissory note dated November 19, 2019, in the amount of $19, 168.97 is due and payable in full within one hundred eight (180) days following written demand by the holder and bears an interest rate of 3% per annum.

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

Note 4 – Related Party Transactions

On May 31, 2018, the Company obtained a promissory note payable to the Company in principal amount of $7,500 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and all unpaid interest and principal is due within 180 days following written demand.

On May 31, 2018, the Company issued 27,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $27,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $19,500, and the promissory note issued to the Company in the amount $7,500.

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. In addition, the company elected to cancel and return to the shareholder the promissory note dated May 31, 2018 in the principal amount of $7,500. The company shall also pay the additional amount of $19,168.97 by issuance of a promissory note and cancel interest of $331.03 due on the May 31, 2018 note. The promissory note dated November 19, 2019, in the amount of $19, 168.97 is due and payable in full within one hundred eight (180) days following written demand by the holder and bears an interest rate of 3% per annum. As of March 31, 2020, a total of 19,168.97 remained outstanding. In addition there was $66 in accrued interest expense.

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

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. As of March 31, 2020 20,000,000 shares of common stock with par value of $0.001 remains outstanding.

Note 7 – Preferred stock

On November 07, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to Custodian Ventures, LLC, with a par value of $0.001 per share for a total of $1,400,000 for consulting services to the company. As of March 30, 2020, 10,000,000 shares of preferred stock valued at $1,400,000 remains outstanding.

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

On May 18, 2018, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

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

On July 2, 2018, the Company terminated its registration with the Securities and Exchange Commission.

On August 2, 2018, the Company filed a Form 10-12G, and on September 18, 2018, the Company filed the Amendment No. 1 to Form 10-12G which went effective on October 1, 2018.

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. In addition, the company elected to cancel and return to the shareholder the promissory note dated May 31, 2018 in the amount of $7,500. The company shall also pay the additional amount of $19,168.97 by issuance of a promissory note and cancel all interest due on the May 31, 2018 note. The promissory note dated November 19, 2019, in the amount of $19,168.97 is due and payable in full within one hundred eight (180) days following written demand by the holder and bears an interest rate of 3% per annum.

On November 07, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to Custodian Ventures, LLC, with a par value of $0.001 per share for a total of $1,400,000 for consulting services provided by Custodian Ventures, LLC to the Company. As of March 30, 2020, 10,000,000 shares of preferred stock valued at $1,400,000 remain outstanding.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

3.1	Amended and Restated Articles of Incorporation of the Registrant

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENTANG INTERNATIONAL, INC.

Date: April 29, 2020	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)