Form 10-Q
period 2020-06-30
Shentang International, Inc.
filed 2020-08-13
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2020

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55973

SHENTANG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-0610554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

House 1E1, Zhuoyue Weigang North

Nanshan District, Shenzhen, P.R. China 518000

 (Address of principal executive offices, Zip Code)

(+86) 138-2887-0006

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The number of shares of registrant’s common stock outstanding as of August 12, 2020 was 20,000,000.

FORM 10-Q

SHENTANG INTERNATIONAL, INC.

June 30, 2020

i

PART I. FINANCIAL INFORMATION

SHENTANG INTERNTIONAL INC. AND SUBSIDIARIES

BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	11,218	9,244
Loan Payable – Related Party	10,900	54,560
Notes payable – Related Party	-	19,325
Total current liabilities	22,118	83,039

Commitments and Contingencies
STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $0.001 per share; 990,000,000 shares authorized; 20,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	20,000	20,000
Additional paid in capital	2,038,470	1,946,664
Accumulated deficit	(2,090,558)	(2,059,703)
Total stockholders’ deficit	(22,118)	(83,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNTIONAL INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating expenses
Accounting and audit fees	2,250	3,800	10,130	7,250
Transfer agent fees	10,000	-	10,000	-
Legal fees	6,300	-	8,200	2,250
Filing fees	618	2,388	1,368	5,603
Registration fees	900		900
Total operating expense	20,068	6,188	30,598	15,103

Loss from operations	(20,068)	(6,188)	(30,598)	(15,103)

Interest (expense) income	(287)	219	(287)	274
Total other income	(287)	219	(287)	274

Net income	$(20,355)	$(5,969)	$(30,885)	$(14,829)
Net income per common share – basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding – basic and diluted	20,000,000	47,000,000	20,000,000	47,000,000

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNTIONAL INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$(30,885)	$(14,829)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Interest receivable	-	(274)
Accounts payable and accrued expenses	2,261	3,238
NET CASH USED IN OPERATING ACTIVITIES	(28,624)	(11,865)

FINANCING ACTIVITIES:
Proceeds from Related party loan	28,624	11,865
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,624	11,865

NET INCREASE IN CASH	-	-

CASH – BEGINNING OF PERIOD	0	0
CASH – END OF PERIOD	$0	$0

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-
Non-cash investing and financing activities:

Payment on Notes payable – related party	$91,806	$-

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL INC

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Statement of Stockholders’ Deficit for the Six Months ended June 30, 2019

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Totals
Balance - December 31, 2018	47,000,000	47,000	556,833	(623,336)	-	(19,503)

Net loss for the period	-	-	-	(8,860)		(8,860)
Balance - March 31, 2019	47,000,000	$47,000	$556,833	$(624,031)	$-	(28,363)

Net loss for the period	-	-	-	(5,969)		(5,969)
Balance - June 30, 2019	47,000,000	$47,000	$556,833	$(638,165)	$-	(34,322)

Statement of Stockholders’ Deficit for the Six Months ended June 30, 2020

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2019	20,000,000	20,000	10,000,000	10,000	1,946,664	(2,059,703)	(83,039)

	-	-			-	-	-
Net loss for the period	-	-	-	-	-	(10,530)	(10,530)

Balance –March 31, 2020	20,000,000	20,000	10,000,000	10,000	1,946,664	(2,070,233)	(93,569)

Forgiveness of related party debt	-	-	-	-	91,806		91,806
Net loss for the period						(20,355)	(20,355)

Balance –June 30, 2020	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,090,588)	(22,118)

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

The Company had exclusive use of the core technologies, including hollow/solid glass processing technology, pure manual glass rod processing technology, wire processing technology and painting processing technology. It developed ”Yi Fan Feng Shun” liquor vessel with the brand of Wu Liang Ye. The Company was engaged in expanding in the international market. The Company also planned to build or acquire its own production capacity to meet the demand in the domestic Chinese market by purchasing or acquiring new equipment of machine-made glass producing.  The objective of the Company was to become a large-scaled glass craftwork supplier and further develop its innovational technology.

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

On July 2, 2018, the Company terminated its registration with the Securities and Exchange Commission (the “SEC”).

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

On April 29, 2020, Shentang International, Inc. (the “Company”) entered into and closed the transaction contemplated by a stock purchase agreement (the “Stock Purchase Agreement”) between the Company, Plentiful Limited, a Samoan company (the “Purchaser”), and Custodian Ventures, LLC, a Wyoming limited liability company (the “Principal”) controlled by David Lazar, an individual (together with the Principal, the “Seller”), the controlling shareholder of the Company. Pursuant to the Stock Purchase Agreement, Purchaser purchased 10,000,000 shares of preferred stock (the “Shares”) of the Company from the Principal. The full purchase price set forth in the Stock Purchase Agreement is $240,000, or $0.024, per share. Upon the closing, $225,000 of the purchase price was paid to Principal, and the balance of $15,000 will be paid once the Company’s common stock has received full DTC eligibility approval, subject to the condition that such approval must be obtained by June 5, 2020, or a later date as agreed by Purchaser. The Company’s common stock and preferred stock have different voting rights whereby one share of common stock is entitled to one (1) vote and one share of preferred stock is entitled to one hundred (100) votes. The Shares represent approximately 98% of the Company’s outstanding voting power as of the closing. Accordingly, as a result of the transaction, Purchaser became the controlling shareholder of the Company.

In connection with the closing of the stock purchase transaction, on April 29, 2020, David Lazar, the sole director of the Company, submitted his resignation letter, pursuant to which he resigned from all offices of the Company that he held effective as of the closing of the stock purchase transaction and from the board of directors effective ten (10) days following the filing of Schedule 14f-1 with the SEC. The resignation of Mr. Lazar was not in connection with any known disagreement with the Company on any matter. Upon the closing of the stock purchase transaction, on April 29, 2020, Lei Xu was appointed as a director of the Company and for the offices previously held by Mr. Lazar, effective as of the closing of the stock purchase transaction.

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

Note 3 – Discontinued Operations

The Company has fully impaired all assets since the shutdown of its operations in 2009 and has recorded the effects of this impairment as part of its discontinued operations. With the absence of a substantial amount of the old records and the passage of the statute of limitations the company has recorded a discontinued operations expense in 2018 the most current year since operations shutdown based on the accumulated records obtained to date through the second quarter 2020.

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

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. In addition, the company elected to cancel and return to the shareholder the promissory note dated May 31, 2018 in the principal amount of $7,500. The company shall also pay the additional amount of $19,168.97 by issuance of a promissory note and cancel interest of $331.03 due on the May 31, 2018 note. The promissory note dated November 19, 2019, in the amount of $19, 168.97 is due and payable in full within one hundred eight (180) days following written demand by the holder and bears an interest rate of 3% per annum. On April 29, 2020, the Custodian Ventures LLC agreed to forgive all amounts owed on the November 19, 2019 promissory note of $19,168.97, including accrued interest for a total of $19,522. As of June 30, 2020, $0 remains outstanding.

On April 29, 2020, Shentang International, Inc. (the “Company”) entered into and closed the transaction contemplated by a stock purchase agreement (the “Stock Purchase Agreement”) between the Company, Plentiful Limited, a Samoan company (the “Purchaser”), and Custodian Ventures, LLC, a Wyoming limited liability company (the “Principal”) controlled by David Lazar, an individual (together with the Principal, the “Seller”), the controlling shareholder of the Company. Pursuant to the Stock Purchase Agreement, Purchaser purchased 10,000,000 shares of preferred stock (the “Shares”) of the Company from the Principal. The full purchase price set forth in the Stock Purchase Agreement is $240,000, or $0.024, per share. Upon the closing, $225,000 of the purchase price was paid to Principal, and the balance of $15,000 will be paid once the Company’s common stock has received full DTC eligibility approval, subject to the condition that such approval must be obtained by June 5, 2020, or a later date as agreed by Purchaser. Accordingly, as a result of the transaction, Purchaser became the controlling shareholder of the Company.

On April 29, 2020, the Custodian Ventures LLC agreed to forgive all amounts owed on the November 19, 2019 promissory note of $19,168.97, including accrued interest for a total of $19,522 and the unsecured non interest bearing note in the amount of $72,284.

During the period January 01, 2020 thru April 29, 2020, Custodian Ventures, LLC advanced a total of $14,130 to the Company for payment of registration, legal and accounting fees. During the period April 30, 2020 thru June 30, 2020, Plentiful Limited paid a total of $10,900 consisting of legal fees, transfer agent fees, registration fees, and audit and accounting fees on behalf of the Company. As of June 30, 2020, the company had a loan payable remaining of $0 to Custodian Ventures, LLC. and $10,900 due to Plentiful Limited. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 5 – Notes payable

On May 31, 2018, the Company obtained a promissory note in amount of $7,500 from its custodian, Custodian Ventures, LLC in exchange for services. The note bears an interest of 3% and matures in 180 days from the date of issuance. During the three months period March 31, 2019, Custodian Ventures, LLC advanced at total of $6,400 to the Company. On April 29, 2020, the Custodian Ventures LLC agreed to forgive all amounts owed on the November 19, 2019 promissory note of $19,168.97, including accrued interest for a total of $19,522. As of June 30, 2020, $0 remains outstanding.

Note 6 – Common Stock

On May 31, 2018, the Company issued 27,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $27,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $19,500, and the promissory note issued to the Company in the amount $7,500.

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. As of June 30, 2020 20,000,000 shares of common stock with par value of $0.001 remains outstanding.

Note 7 – Preferred stock

On November 07, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to Custodian Ventures, LLC, with a par value of $0.001 per share for a total of $1,400,000 for consulting services to the company. As of June 30, 2020, 10,000,000 shares of preferred stock valued at $1,400,000 remains outstanding.

Note 8 – Additional paid in capital

On April 29, 2020, the Custodian Ventures LLC agreed to forgive all amounts owed on the November 19, 2019 promissory note of $19,168.97, including accrued interest for a total of $19,522 as well as amounts owed on the unsecured, non interest bearing loan to Custodian Ventures LLC in the amount $72,284. Since both loans are considered related party debt the total of $91,806 was recorded in additional paid in capital.

Note 9 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through August 12, 2020, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in our Annual Report on Form 10-K filed on February 21, 2020, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

On May 11, 2018, the Eighth Judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Shentang International, Inc., proper notice having been given to the officers and directors of Shentang International, Inc. There was no opposition.

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

On July 2, 2018, the Company terminated its registration with the U.S. Securities and Exchange Commission (the “SEC”).

On August 2, 2018, the Company filed a Form 10-12G, and on September 18, 2018, the Company filed the Amendment No. 1 to Form 10-12G which went effective on October 1, 2018.

On November 19, 2019, the Company board of directors determined that it was in their best interest to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. In addition, the Company elected to cancel and return to the shareholder the promissory note dated May 31, 2018 in the amount of $7,500. The Company shall also pay the additional amount of $19,168.97 by issuance of a promissory note and cancel all interest due on the May 31, 2018 note. The promissory note dated November 19, 2019, in the amount of $19,168.97 is due and payable in full within one hundred eight (180) days following written demand by the holder and bears an interest rate of 3% per annum.

On November 07, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to Custodian Ventures, LLC, with a par value of $0.001 per share for a total of $1,400,000 for consulting services provided by Custodian Ventures, LLC to the Company. The Company’s common stock and preferred stock have different voting rights whereby one share of common stock is entitled to one (1) vote and one share of preferred stock is entitled to one hundred (100) votes.

On April 29, 2020, the Company entered into and closed the transaction contemplated by a stock purchase agreement (the “Stock Purchase Agreement”) between the Company, Plentiful Limited, a Samoan company (the “Purchaser”), and Custodian Ventures, LLC, a Wyoming limited liability company (the “Principal”) controlled by David Lazar, an individual (together with the Principal, the “Seller”), the controlling shareholder of the Company. Pursuant to the Stock Purchase Agreement, Purchaser purchased 10,000,000 shares of preferred stock (the “Shares”) of the Company from the Principal. The full purchase price set forth in the Stock Purchase Agreement is $240,000, or $0.024, per share. Upon the closing, $225,000 of the purchase price was paid to Principal, and the balance of $15,000 will be paid once the Company’s common stock has received full DTC eligibility approval, subject to the condition that such approval must be obtained by June 5, 2020, or a later date as agreed by Purchaser. The Shares represent approximately 98% of the Company’s outstanding voting power as of the closing. Accordingly, as a result of the transaction, Purchaser became the controlling shareholder of the Company.

In connection with the closing of the stock purchase transaction, on April 29, 2020, David Lazar, the sole director of the Company, submitted his resignation letter, pursuant to which he resigned from all offices of the Company that he held effective as of the closing of the stock purchase transaction and from the board of directors effective ten (10) days following the filing of Schedule 14f-1 with the SEC. The resignation of Mr. Lazar was not in connection with any known disagreement with the Company on any matter. Upon the closing of the stock purchase transaction, on April 29, 2020, Lei Xu was appointed as a director of the Company and for the offices previously held by Mr. Lazar, effective as of the closing of the stock purchase transaction. In addition, David Lazar signed a Loan Forgiveness and Cancellation Agreement with the Company, under which he agreed to forgive all of the indebtedness owed to him by the Company as of the closing of the stock purchase transaction.

The Company’s current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It is expected that entering into a business combination may involve the issuance of restricted shares of capital stock.

Shentang International, Inc. has administrative offices located at House 1E1, Zhuoyue Weigang North, Nanshan District, Shenzhen, P.R. China 518000.

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

Results of Operations

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Revenue

For the three months ending June 30, 2020, the Company generated $0 in revenues. For the three months ended June 30, 2019, the Company generated $0 in revenues.

Expenses

For the three months ended June 30, 2020, we incurred operating expenses of $20,068 compared to $3,488 for the three months ended June 30, 2019. The increase is mainly due to filing fees and expenses associated with the Company obtaining DTC eligibility.

Net loss

For the three months ended June 30, 2020 we incurred a net loss of $20,355 compared to a net loss of $5,969 for the three months ended June 30, 2019. The increase is due to filing fees and expenses associated with the Company obtaining DTC eligibility.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Revenue

For the six months ending June 30, 2020, the Company generated $0 in revenues. For the six months ended June 30, 2019, the Company generated $0 in revenues.

Expenses

For the six months ended June 30, 2020, we incurred operating expenses of $30,598 compared to $15,103 for the six months ended June 30, 2019. The increase is due to filing fees and expenses associated with the Company obtaining DTC eligibility as well as increased legal fees.

Net loss

For the six months ended June 30, 2020 we incurred a net loss of $30,885 compared to $14,829 for the six months ended June 30, 2019. The increase is due to filing fees and expenses associated with the Company obtaining DTC eligibility as well as increased legal fees.

Liquidity and Capital Resources

As of June 30, 2020, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or our controlling shareholder to pay professional fees and expenses. Our Management and our controlling shareholder have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of June 30, 2020, we had $0 in cash. As of June 30, 2019, we had $0 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and our controlling shareholder to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Lei Xu, our sole officer and director, or our controlling shareholder.

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports.
●	franchise fees, registered agent fees, legal fees and accounting fees, and
●	investigating, analyzing and consummating an acquisition or business combination.

We believe that we will be able to meet these costs as necessary, to be advanced/loaned to us by Management and/or our controlling shareholder.

On June 30, 2020 and June 30, 2019, we have had $0 in current assets and $0 in current assets, respectively. As of June 30, 2020, we had $22,118 in liabilities, consisting of amounts due to related party and accrued expenses. As of June 30, 2019, we had $42,238 in liabilities.

We had a negative cash flow from operations of $28,624 during the six months ended June 30, 2020. We financed our negative cash flow from operations during the six months ended June 30, 2020 through advances made by David Lazar from January 1, 2020 through April 29, 2020 and company related expenses paid for by Plentiful Limited, our controlling shareholder, for April 30, 2020 through June 30, 2020. We had $0 cash flow from operations during the six months ended June 30, 2019. The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Ms. Lei Xu, our sole officer and director.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2019 and 2018 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As a smaller reporting company, the Company is not required to provide this information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously disclosed in current reports on Form 8-K, there were no unregistered sales of equity securities or repurchase of common stock during the period covered by this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or incorporated by reference.

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENTANG INTERNATIONAL, INC.

Date: August 13, 2020	By:	/s/ Lei Xu
Lei Xu Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)