Form 10-Q
period 2020-09-30
Shentang International, Inc.
filed 2021-09-03
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2020

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding as of September 2, 2021 was 20,000,000.

FORM 10-Q

SHENTANG INTERNATIONAL, INC.

September 30, 2020

i

PART I. FINANCIAL INFORMATION

SHENTANG INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$1,793	$-
Total current assets	1,793	-

TOTAL ASSETS	$1,793	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	11,218	9,244
Loan Payable – Related Party	17,272	54,560
Notes payable – Related Party	-	19,325
Total current liabilities	28,490	83,039

Commitments and Contingencies
STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $0.001 per share; 990,000,000 shares authorized; 20,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	20,000	20,000
Additional paid in capital	2,038,470	1,946,664
Accumulated deficit	(2,095,167)	(2,059,703)
Total stockholders' deficit	(26,697)	(83,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,793	$-

The accompanying notes are an integral part of these condensed financial statements.

SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating expenses
Accounting and audit fees	-	850	10,130	8,100
Transfer agent fees	-	-	10,000	-
Legal fees	3,207	2,050	11,407	4,300
Filing fees	1,372	-	2,740	4,333
Registration fees	-		900
Total operating expense	4,579	2,900	35,177	16,733

Loss from operations	(4,579)	(2,900)	(35,177)	(16,733)

Interest (expense) income	-	94	(287)	368
Total other income	-	94	(287)	368

Net income	$(4,579)	$(2,806)	$(35,464)	$(16,364)
Net income per common share – basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding – basic and diluted	20,000,000	47,000,000	20,000,000	47,000,000

The accompanying notes are an integral part of these condensed financial statements.

SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net (loss)	$(35,464)	$(16,364)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Interest receivable	-	(368)
Accounts payable and accrued expenses	2,261	(650)
Loan payable - related party		17382
NET CASH USED IN OPERATING ACTIVITIES	(33,203)	-

FINANCING ACTIVITIES:
Proceeds from Related party loan	34,996	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,996	-

NET INCREASE IN CASH	1,793	-

CASH – BEGINNING OF PERIOD	0	0
CASH – END OF PERIOD	$1,793	$0

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-
Non-cash investing and financing activities:
Payment on Notes payable – related party	$91,806	$-

The accompanying notes are an integral part of these condensed financial statements.

SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Statement of Stockholders’ Deficit for the Nine Months ended September 30, 2019

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Totals
Balance - December 31, 2018	47,000,000	47,000	556,833	(623,336)	-	(19,503)

Net loss for the period	-	-	-	(7,591)		(7,591)
Balance - March 31, 2019	47,000,000	$47,000	$556,833	$(630,927)	$-	(27,094)

Net loss for the period	-	-	-	(5,968)		(5,968)
Balance - June 30, 2019	47,000,000	$47,000	$556,833	$(636,895)	$-	(33,062)
Net loss for the period	-	-	-	(2,806)		(2,806)
Balance - September 30, 2019	47,000,000	$47,000	$556,833	$(639,701)	$-	(35,868)

Statement of Stockholders’ Deficit for the Nine Months ended September 30, 2020

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2019	20,000,000	20,000	10,000,000	10,000	1,946,664	(2,059,703)	(83,039)
	-	-			-	-	-
Net loss for the period	-	-	-	-	-	(10,530)	(10,530)

Balance –March 31, 2020	20,000,000	20,000	10,000,000	10,000	1,946,664	(2,070,233)	(93,569)
Forgiveness of related party debt	-	-	-	-	91,806	-	91,806
Net loss for the period	-	-	-			(20,355)	(20,355)

Balance –June 30, 2020	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,090,588)	(22,118)
Net loss for the period	-	-	-	-	-	(4,579)	(4,579)

Balance –September 30, 2020	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,095,167)	(26,697)

SHENTANG INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

AND THE YEAR ENDED DECEMBER 31, 2019

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

Note 3 – Discontinued Operations

The Company has fully impaired all assets since the shutdown of its operations in 2009 and has recorded the effects of this impairment as part of its discontinued operations. With the absence of a substantial amount of the old records and the passage of the statute of limitations the company has recorded a discontinued operations expense in 2018 the most current year since operations shutdown based on the accumulated records obtained to date through the third quarter 2020.

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

During the period January 01, 2020 thru April 29, 2020, Custodian Ventures, LLC advanced a total of $14,130 to the Company for payment of registration, legal and accounting fees. During the period April 30, 2020 thru September 30, 2020, Plentiful Limited paid a total of $34,996 consisting of legal fees, transfer agent fees, registration fees, and audit and accounting fees on behalf of the Company. As of September 30, 2020, the company had a loan payable remaining of $0 to Custodian Ventures, LLC. and $18,967 due to Plentiful Limited. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 5 – Notes payable

On May 31, 2018, the Company obtained a promissory note in amount of $7,500 from its custodian, Custodian Ventures, LLC in exchange for services. The note bears an interest of 3% and matures in 180 days from the date of issuance. During the three months period March 31, 2019, Custodian Ventures, LLC advanced at total of $6,400 to the Company. On April 29, 2020, the Custodian Ventures LLC agreed to forgive all amounts owed on the November 19, 2019 promissory note of $19,168.97, including accrued interest for a total of $19,522. As of September 30, 2020, $0 remains outstanding.

Note 6 – Common Stock

On May 31, 2018, the Company issued 27,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $27,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $19,500, and the promissory note issued to the Company in the amount $7,500.

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. As of September 30, 2020 20,000,000 shares of common stock with par value of $0.001 remains outstanding.

Note 7 – Preferred stock

On November 07, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to Custodian Ventures, LLC, with a par value of $0.001 per share for a total of $1,400,000 for consulting services to the company. As of September 30, 2020, 10,000,000 shares of preferred stock valued at $1,400,000 remains outstanding.

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

Note 9 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through August ___, 2021, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in our most recent Annual Report on Form 10-K, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

Results of Operations

For the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Revenue

For the three months ending September 30, 2020, the Company generated $0 in revenues. For the three months ended September 30, 2019, the Company generated $0 in revenues.

Expenses

For the three months ended September 30, 2020, we incurred operating expenses of $4,579 compared to $2,900 for the three months ended September 30, 2019. The increase is mainly due to filing fees and expenses associated with the Company obtaining DTC eligibility.

Net loss

For the three months ended September 30, 2020, we incurred a net loss of $4,579 compared to a net loss of $2,806 for the three months ended September 30, 2019. The increase is due to filing fees and expenses associated with the Company obtaining DTC eligibility.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Revenue

For the nine months ending September 30, 2020, the Company generated $0 in revenues. For the nine months ended September 30, 2019, the Company generated $0 in revenues.

Expenses

For the nine months ended September 30, 2020, we incurred operating expenses of $35,177 compared to $16,733 for the nine months ended September 30, 2019. The increase is due to filing fees and expenses associated with the Company obtaining DTC eligibility as well as increased legal fees.

Net loss

For the nine months ended September 30, 2020 we incurred a net loss of $35,464 compared to $16,364 for the nine months ended September 30, 2019. The increase is due to filing fees and expenses associated with the Company obtaining DTC eligibility as well as increased legal fees.

Liquidity and Capital Resources

As of September 30, 2020, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or our controlling shareholder to pay professional fees and expenses. Our Management and our controlling shareholder have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of September 30, 2020, we had $1,793 in cash held in trust by the Company’s attorney. As of September 30, 2019, we had $0 in cash.

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

On September 30, 2020 and September 30, 2019, we have had $0 in current assets and $8,000 in current assets, respectively. As of September 30, 2020, we had $28,490 in liabilities, consisting of amounts due to related party and accrued expenses. As of September 30, 2019, we had $43,868 in liabilities.

We had a negative cash flow from operations of $33,203 during the nine months ended September 30, 2020. We financed our negative cash flow from operations during the nine months ended September 30, 2020 through advances made by David Lazar from January 1, 2020 through April 29, 2020 and company related expenses paid for by Plentiful Limited, our controlling shareholder, for April 30, 2020 through September 30, 2020. We had $0 cash flow from operations during the nine months ended September 30, 2019. The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Ms. Lei Xu, our sole officer and director.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2019 and 2018 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of September 30, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or incorporated by reference.

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENTANG INTERNATIONAL, INC.

Date: September 3, 2021	By:	/s/ Lei Xu
Lei Xu
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)