Form 10-K
period 2020-12-31
Shentang International, Inc.
filed 2021-09-03
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $0.0710 per share) was approximately $0.78 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s common stock outstanding as of September 2, 2021 was 20,000,000.

SHENTANG INTERNATIONAL, INC.

Annual Report on Form 10-K

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties,. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements, unless required by law. The following discusses our financial condition and results of operations based upon our audited financial statements which have been prepared in accordance with United States Generally Accepted Accounting Principles and are stated in United States Dollars (US$). It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$).

As used in this annual report, the terms “we,” “us,” “our,” the “Company,” “Shentang” and “our company” mean Shentang International, Inc., unless otherwise indicated.

ii

PART I

ITEM 1. BUSINESS

Our Corporate History

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

The Company’s common stock is subject to quotation on the OTC Pink Sheets under the symbol “SHNL.” There is currently only a limited trading market in the Company’s shares nor do we believe that any active trading market has existed for approximately the last five years. There can be no assurance that there will be an active trading market for our securities following the effective date of this registration statement under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Management of the Company would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its Management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

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

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

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

Human Capital

Lei Xu, our Chief Executive Officer, president, secretary and treasurer, is our sole executive officer. Ms. Xu is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as she deems reasonably necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time she will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

Available Information

The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of the SEC’s website is www.sec.gov.

ITEM 1A. RISK FACTORS

We are a blank check company.

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

We are a “Shell Company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act and are subject to the lack of availability of the use of Rule 144 by security holders and the lack of liquidity in our stock.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended December 31, 2020 and 2019, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

We are a shell company, and therefore the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a shell company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

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

There is only limited liquidity in our common stock.

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

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake.

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

We are looking for a target business.

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

Management will have broad flexibility in identifying and selecting a prospective target business.

Management will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

We cannot assure you that our assessment of the target business’s Management will prove to be correct.

We cannot assure you that after the business combination is completed, the future Management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent Management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent Management.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

The Company’s corporate office is located at House 1E1, Zhuoyue Weigang North, Nanshan District, Shenzhen, P.R. China 518000, which space is provided to us on a rent-free basis. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “SHNL.”

Transfer Agent

Our transfer agent for our common stock is Empire Stock Transfer, Inc. They are located at 1859 Whitney Mesa Drive, Henderson, NV 89014. Tel: 702 818-5898 Fax: 702 974-1444.

Holders of Common Stock

As of September 2, 2021, we had approximately 95 registered shareholders holding 20,000,000 shares of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have not sold any equity securities during the 2020 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2020 fiscal year.

Purchases of Equity Securities

No repurchases of equity securities were made during the fiscal year of 2020.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Revenue

For the year ended December 31, 2020, the Company generated $0 in revenues. For the year ended December 31, 2019, the Company generated $0 in revenues.

Expenses

For the year ended December 31, 2020, we incurred operating expenses in the amount of $44,893. For the year ended December 31, 2019, we incurred operating expenses of $1,436,367. The decrease is due to the absence of consulting fees of $1,400,000 associated with the preferred stock issuance which occurred in 2019.

Net Loss

We had net loss of $44,893 for the year ended December 31, 2020. For the year ended December 31, 2019, we incurred a net loss of $1,436,367. The decrease is due to the absence of consulting fees of $1,400,000 associated with the preferred stock issuance which occurred in 2019.

Liquidity

As of December 31, 2020, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2020, we had $0 in cash. As of December 31, 2019, we had $0 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Lei Xu, our sole officer and director, or an affiliated party.

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

On December 31, 2020 and December 31, 2019, we have had $0 in current assets. As of December 31, 2020, we had $36,126 in liabilities, consisting of accounts payable and a Loan payable due to our Management and controlling shareholder. As of December 31, 2019, we had $83,039 in liabilities.

We had a negative cash flow from operations of $38,496 during the year ended December 31, 2020, mainly due to a net loss of $44,893. We financed our negative cash flow from operations during the year ended December 31, 2020 through advances made by our Management and controlling shareholder.

We had $38,496 cash flow used in operations during the year ended December 31, 2020. The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Ms. Lei Xu, our sole officer and director.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2020 and 2019 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2020 and 2019, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2020 and 2019, and are included elsewhere in this registration statement.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since its revival on May 18, 2018 and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2020, our company has an accumulated deficit of $2,104,596. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2020, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company does not anticipate that this pronouncement will have any impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

SHENTANG INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Shentang International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Shentang International, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

September 3, 2021

SHENTANG INTERNATIONAL, INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,353	$9,244
Loan payable – related party	20,773	54,560
Notes payable – related	-	19,235
Total current liabilities	36,126	83,039

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $0.001 per share; 990,000,000 shares authorized; 20,000,000 shares issued and outstanding in 2020 and 2019, respectively	20,000	20,000
Additional paid in capital	2,038,470	1,946,664
Accumulated deficit	(2,104,596)	(2,059,703)
Total stockholders’ deficit	(36,126)	(83,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

FOR THE PERIODS DECEMBER 31

	2020	2019
REVENUES	$-	-

OPERATING EXPENSES:
Consulting fees – related party	-	1,400,000
Legal fees	17,335	19,581
Audit and accounting fees	10,130	10,800
General and Administrative	17,141	6,288
Total operating expenses	44,606	1,436,669

LOSS BEFORE OTHER INCOME	(44,606)	(1,436,669)

Other income (expense)
Interest income	-	368
Interest expense	(287)	(66)
Total other income (expense)	(287)	302

NET LOSS	$(44,893)	$(1,436,367)

Weighted average common shares outstanding – basic and diluted	20,000,000	43,819,178

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE PERIOD DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Series A Preferred Stock		Common Stock				Total
	Number of Shares	Par Value	Number of Shares	Par Value	Capital Deficiency	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2018	-	$-	47,000,000	$47,000	$556,833	$(623,336)	$(19,503)
							-
Shares issued to related party -Preferred	10,000,000	10,000	-	-	1,390,000		1,400,000
Share redemption and retirement			(27,000,000)	(27,000)	-		(27,000)
Cancellation of interest receivable					(169)		(169)
Net loss	-	-	-	-	-	(1,432,367)	(1,436,367)
Balance - December 31, 2019	10,000,000	$10,000	20,000,000	$20,000	$1,946,664	$(2,059,703)	$(83,039)

Forgiveness of related party debt	-	-	-	-	91,806	-	91,806
Net loss	-	-	-	-	-	(44,893)	(44,893)
Balance - December 31, 2020	10,000,000	$10,000	20,000,000	$20,000	$2,038,470	$(2,104,596)	$(36,126)

SHENTANG INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR THE PERIOD

DECEMBER 31, 2020 and DECEMBER 31, 2019

	2020	2019
OPERATING ACTIVITIES:
Net loss	$(44,893)	$(1,436,367)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued to related party	-	1,400,000

Changes in net assets and liabilities -
Interest receivable	-	(37)
Accounts payable and accrued expenses	6,397	3,060
Loan payable – related party	-	33,675
NET CASH USED IN OPERATING ACTIVITIES	(38,496)	331

INVESTING ACTIVITIES

Note cancellation	-	7,500
Note to related party	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	7,500

FINANCING ACTIVITIES:
Proceeds from Notes payable - related party	38,496	19,169
Redemption of common stock	-	(27,000)
Repayment of related party Note payable	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,496	(7,831)

NET INCREASE (DECREASE) IN CASH	-	-

CASH – BEGINNING OF PERIOD	-	-
CASH – END OF PERIOD	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Non-cash investing and financing activities:
Proceeds from notes payable related party	-	19,169
Cancellation of related party note	-	7,500
Redemption of common stock	(27,000)	(27,000)
Debt extinguishment	(19,235)	-

The accompanying notes are an integral part of these financial statements.

SHENTANG INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2020 and DECEMBER 31, 2019

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

Note 4 – Discontinued Operations

The Company has fully impaired all assets since the shutdown of its operations in 2009 and has recorded the effects of this impairment as part of its discontinued operations. With the absence of a substantial amount of the old records and the passage of the statute of limitations the company has recorded a discontinued operations expense in 2017 the most current year since operations shutdown based on the accumulated records obtained to date through the year ended 2020.

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

During the period January 01, 2020 thru April 29, 2020, Custodian Ventures, LLC advanced a total of $14,130 to the Company for payment of registration, legal and accounting fees. During the period April 30, 2020 thru December 31, 2020, Plentiful Limited paid a total of $38,496 consisting of legal fees, transfer agent fees, registration fees, and audit and accounting fees on behalf of the Company. As of December 31, 2020, the company had a loan payable remaining of $0 to Custodian Ventures, LLC. and $20,772 due to Plentiful Limited. This loan is unsecured, non-interest bearing, and has no specific terms for repayment

Note 6 – Common Stock

On May 31, 2018, the Company issued 27,000,000 shares of common stock, with par value $0.001 for par value for services valued at $27,000 to the Company’s Chief Executive Officer, David Lazar in exchange for settlement of a portion of the related party loan in the amount of $19,500 and a promissory note issued to the Company in the amount $7,500.

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by David Lazar. As of December 31, 2020 20,000,000 shares of common stock with par value of $0.001 remains outstanding.

Note 7 – Preferred stock

On November 07, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to David Lazar, with a par value of $0.001 per share for a total of $1,400,000 for consulting services to the company. As of December 30, 2020 and 2019, 10,000,000 shares of preferred stock valued at $1,400,000 remains outstanding.

Note 8 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $7,700 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended December 31,	2020
Book loss for the year	$(44,893)
Adjustments:
Accrued expenses	8,224

Tax loss for the year	(36,669)

Estimated effective tax rate	21%
Deferred tax asset	$(7,700)

Details for the last period are as follows:

For the period ended December 31,	2020
Deferred tax asset	$7,700
Valuation allowance	(7,700)
Current taxes payable	-
Income tax expense	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carry forward as of December 31, 2020 was $7,700 as itemized below:

Year	Amount	Expiration
2020	$7,700	2039
2019	5,894	2038

Note 9 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through August 25, 2021, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Lei Xu, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, Lei Xu, the Company’s sole director, officer and employee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2020, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only one persons; and (ii) the Company does not have an audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of each of our current executive officers and directors.

Name	Age	Title
Lei Xu	37	Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

Lei Xu. Ms. Xu serves as the sole officer and director of the Company since May 2020. Ms. Xu has been a director of Plentiful Limited since October 2018. Prior to joining Plentiful Limited, Ms. Xu was a director at AMTT Digital Service from 2015 to 2018. Ms. Xu holds a bachelor’s degree from The Open University of China.

Our director holds office until her successors have been duly elected and qualified. There are no arrangements or understandings known to us pursuant to which any director or executive officer was or is to be selected as a director (or director nominee) or executive officer. We do not compensate our director and do not have any standing committees at this time.

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

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition

The board is currently composed of one member, Ms. Lei Xu.

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

Code of Ethics and Business Conduct

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2020, except that one Form 4, covering the transactions relating to termination of insider status, was not filed by David Lazar; one Form 3, covering one transaction, was filed late by Lei Xu; and, one Form 3, covering one transaction, was filed late by Plentiful Limited.

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal years ended December 31, 2020 and 2019. The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2020 and 2019. There are no outstanding equity awards as of December 31, 2020.

Compensation of Directors

During the year ended December 31, 2020 and 2019, no officer received any compensation solely for service as a director.

During the fiscal years of 2020 and 2019, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation. Lei Xu, as our sole director, has authority and discretion to determine her own compensation for serving as the Company’s Chief Executive Officer, president, secretary or treasurer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of September 2, 2021. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Unless otherwise noted, the address for each of directors and officers is c/o Shentang International, Inc., House 1E1, Zhuoyue Weigang North, Nanshan District, Shenzhen, P.R. China 518000.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

	Amount and Nature of Beneficial Ownership			Percent of Aggregate
Name of Beneficial Owner	Common Stock	Preferred Stock	Percent(1) of Class	Voting Power(1)
Directors and Executive Officers
Lei Xu	-	-	*	*
All officers and directors as a group	-	-	*	*
5% Beneficial Owners
VEZHONG LIMITED(2)		9,002,000	90.02%	88.25%
JW Asset Management Limited(3)		998,000	9.98%	9.78%
Feng Bing	1,400,000	-	7.00%	*
Zhongmin Chen	7,056,000	-	35.28%	*
Rong Li	2,000,000	-	10.00%	*
Shaoping Lu	1,730,000	-	8.65%	*

*	Less than 1%.

(1)

Applicable percent of class and percent of aggregate voting power are based on 20,000,000 shares of common stock and 10,000,000 shares of preferred stock outstanding as of September 2, 2021. Each share of common stock is entitled to one vote and each share of preferred stock is entitled to 100 votes. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of February 18, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

De Li is the Director of VEZHONG LIMITED and has voting and dispositive power over the securities held by VEZHONG LIMITED. Mr. Li disclaims beneficial ownership of such securities except to the extent of his pecuniary in such securities, if any.

(3)	Tang Ming FUNG is the Director of JW Asset Management Limited and has voting and dispositive power over the securities held by JW Asset Management Limited. Mr. Fung disclaims beneficial ownership of such securities except to the extent of his pecuniary in such securities, if any.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On November 19, 2019, the Company’s board of directors determined that it was in the best interest of the Company to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. In addition, the Company elected to cancel and return to the shareholder the promissory note dated May 31, 2018 in the amount of $7,500. The Company shall also pay the additional amount of $19,168.97 by issuance of a promissory note and cancel all interest due on the May 31, 2018 note. The promissory note dated November 19, 2019, in the amount of $19,168.97 is due and payable in full within one hundred eight (180) days following written demand by the holder and bears an interest rate of 3% per annum.

On November 7, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to Custodian Ventures, LLC, with a par value of $0.001 per share for a total of $1,400,000 for consulting services provided by Custodian Ventures, LLC to the Company. The Company’s common stock and preferred stock have different voting rights whereby one share of common stock is entitled to one (1) vote and one share of preferred stock is entitled to one hundred (100) votes.

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

On April 29, 2020, the Custodian Ventures LLC agreed to forgive all principal owed on the November 19, 2019 promissory note of $19,168.97, plus accrued interest, for a total of $19,522 and the unsecured non interest bearing note in the amount of $72,284.

During the period January 1, 2020 through April 29, 2020, Custodian Ventures, LLC advanced a total of $14,130 to the Company for payment of registration, legal and accounting fees.

During the period April 30, 2020 through December 31, 2020, Plentiful Limited paid a total of $38,496 consisting of legal fees, transfer agent fees, registration fees, and audit and accounting fees on behalf of the Company. As of December 31, 2020, the Company had a loan in the amount of $20,772 due to Plentiful Limited. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Promoters and Certain Control Persons

David Lazar was our promoter from our revival on May 18, 2018 through April 29, 2020. Other than that, we did not have any other promoters at any time during the past five fiscal years.

Director Independence

Lei Xu, our sole director, is not independent according to the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2020 and 2019:

	2020	2019
Audit Fees	$6,480	8,100
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$6,480	8,100

Audit Fees

For the year ended December 31, 2020 and 2019, we paid $6,480 and $8,100, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2020 and 2019, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2020 and 2019, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditor for our consolidated financial statements as of and for the year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

●	Report of BF Borgers CPA PC, Independent Registered Public Accounting Firm

●	Balance Sheets as of December 31, 2020 and 2019

●	Statements of Operations for the years ended December 31, 2020 and 2019

●	Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

●	Statements of Cash Flows for the years ended December 31, 2020 and 2019

●	Notes to Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description

2.1	Notice of Entry of Order, dated May 11, 2018, Case No.: A-18-772247-P (incorporated by reference to Exhibit 2 to the Registrant’s Form 10-12G filed on August 2, 2018,)

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s amended quarterly report on Form 10-Q/A filed on April 29, 2020)

3.2	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed January 28, 2020)

3.3	Certificate of Revival with the state of Nevada, dated May 18, 2018 (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-12G, filed August 2, 2018,).

3.4	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Form SB-2 filed on January 9, 2008)

10.1	Stock Purchase Agreement dated April 29, 2020 among the Registrant, Plentiful Limited and Custodian Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed May 4, 2020)

10.2	Stock Purchase Agreement dated August 11, 2021 among the Registrant, VEZHONG LIMITED, JW Asset Management Limited and Plentiful Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed August 11, 2021)

31.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Dated: September 3, 2021	/s/ Lei Xu
Lei Xu
Director, President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)