Form 10-Q
period 2021-06-30
Shentang International, Inc.
filed 2021-09-03
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2021

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

FORM 10-Q

SHENTANG INTERNATIONAL, INC.

June 30, 2021

i

PART I. FINANCIAL INFORMATION

SHENTANG INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	23,280	15,353
Loan Payable – Related Party	20,773	20,773
Total current liabilities	44,053	36,126

Commitments and Contingencies	-	-
STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $0.001 per share; 990,000,000 shares authorized; 20,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	20,000	20,000
Additional paid in capital	2,038,470	2,038,470
Accumulated deficit	(2,112,523)	(2,104,596)
Total stockholders' deficit	(44,053)	(36,126)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses
Accounting and audit fees	6,750	2,250	6,750	10,130
Transfer agent fees	-	10,000	-	10,000
Legal fees	103	6,300	102	8,200
Filing fees	-	618	-	1,368
Registration fees	1,075	900	1,075	900
Total operating expense	7,928	20,068	7,927	30,598

Loss from operations	(7,928)	(20,068)	(7,927)	(30,598)

Interest (expense) income	-	(287)	-	(287)
Total other income	-	(287)	-	(287)

Net income	$(7,928)	$(20,355)	$(7,927)	$(30,885)
Net income per common share – basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding – basic and diluted	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$(7,927)	$(30,885)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Interest receivable	-	-
Accounts payable and accrued expenses	7,927	2,261
NET CASH USED IN OPERATING ACTIVITIES	-	(28,624)

FINANCING ACTIVITIES:
Proceeds from Related party loan	-	28,624
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	28,624

NET INCREASE IN CASH	-	-

CASH – BEGINNING OF PERIOD	-	-
CASH – END OF PERIOD	$-	$-

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-
Non-cash investing and financing activities:
Payment on Notes payable – related party	$-	$91,806

The accompanying notes are an integral part of these condensed financial statements.

SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Statement of Stockholders’ Deficit for the Six Months ended June 30, 2020

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2019	20,000,000	20,000	10,000,000	10,000	1,946,664	(2,059,703)	(83,039)

	-	-			-	-	-
Net loss for the period	-	-	-	-	-	(10,530)	(10,530)

Balance –March 31, 2020	20,000,000	20,000	10,000,000	10,000	1,946,664	(2,070,233)	(93,569)

Forgiveness of related party debt	-	-	-	-	91,806	-	91,806

Net loss for the period	-	-	-	-	-	(20,355)	(20,355)

Balance –June 30, 2020	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,090,588)	(22,118)

Statement of Stockholders’ Deficit for the Six Months ended June 30, 2021

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2020	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,104,596)	(36,126)

Net loss for the period	-	-	-	-	-	-	-

Balance –March 31, 2021	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,104,596)	(36,126)

Net loss for the period	-	-	-	-	-	(7,927)	(7,927)

Balance –June 30, 2021	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,112,523)	(44,053)

The accompanying notes are an integral part of these condensed financial statements.

SHENTANG INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

Note 3 – Discontinued Operations

The Company has fully impaired all assets since the shutdown of its operations in 2009 and has recorded the effects of this impairment as part of its discontinued operations. With the absence of a substantial amount of the old records and the passage of the statute of limitations the company has recorded a discontinued operations expense in 2018 the most current year since operations shutdown based on the accumulated records obtained to date through the second quarter 2021.

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

During the six months ended June 30, 2021, Plentiful Limited paid a total of $0 on behalf of the Company. As of June 30, 2021, the company had a loan payable remaining of $20,772 due to Plentiful Limited. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 5 – Common Stock

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. As of June 30, 2021 20,000,000 shares of common stock with par value of $0.001 remains outstanding.

Note 6 – Preferred stock

On November 07, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to Custodian Ventures, LLC, with a par value of $0.001 per share for a total of $1,400,000 for consulting services to the company. As of June 30, 2021, 10,000,000 shares of preferred stock valued at $1,400,000 remains outstanding.

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

Results of Operations

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Revenue

For the three months ending June 30, 2021, the Company generated $0 in revenues. For the three months ended June 30, 2020, the Company generated $0 in revenues.

Expenses

For the three months ended June 30, 2021, we incurred $7,928 in operating expenses as compared to $20,068 for the three months ended June 30, 2020. This decrease is mainly due the Company suspending activity and funding during the three months period.

$0.

Net loss

For the three months ended June 30, 2021 we incurred a net loss of $7,928 compared to a net loss of $20,355 for the three months ended June 30, 2020. This decrease is mainly due the Company suspending activity and funding during the three month period.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Revenue

For the six months ending June 30, 2021, the Company generated $0 in revenues. For the six months ended June 30, 2020, the Company generated $0 in revenues.

Expenses

For the six months ended June 30, 2021, we incurred $7,928 in operating expenses as compared to $30,598 for the six months ended June 30, 2020. This decrease is mainly due the Company suspending activity and funding during the six months period.

$0.

Net loss

For the six months ended June 30, 2021 we incurred a net loss of $7,928 compared to a net loss of $30,885 for the six months ended June 30, 2020. This decrease is mainly due the Company suspending activity and funding during the six months period.

Liquidity and Capital Resources

As of June 30, 2021, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or our controlling shareholder to pay professional fees and expenses. Our Management and our controlling shareholder have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of June 30, 2021, we had $0 in cash held in trust by the Company’s attorney. As of June 30, 2020, we had $0 in cash held in trust by the Company’s attorney.

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

On June 30, 2021 and June 30, 2020, we have had $0 in current assets and $0 in current assets, respectively. As of June 30, 2021, we had $44,053 in liabilities, consisting of amounts due to related party and accrued expenses. As of June 30, 2020, we had $22,118 in liabilities.

We had a negative cash flow from operations of $0 during the six months ended June 30, 2021. We had $28,624 negative cash flow from operations during the six months ended June 30, 2020. The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Ms. Lei Xu, our sole officer and director.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2019 and 2018 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the tsix months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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