Form 10-Q
period 2021-09-30
Shentang International, Inc.
filed 2021-11-12
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2021

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

The number of shares of registrant’s common stock outstanding as of November 12, 2021 was 20,000,000.

FORM 10-Q

SHENTANG INTERNATIONAL, INC.

September 30, 2021

i

PART I. FINANCIAL INFORMATION

SHENTANG INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	17,274	15,353
Loan Payable – Related Party	57,439	20,773
Total current liabilities	74,713	36,126

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $0.001 per share; 990,000,000 shares authorized; 20,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	20,000	20,000
Additional paid in capital	2,038,470	2,038,470
Accumulated deficit	(2,143,183)	(2,104,596)
Total stockholders’ deficit	(74,713)	(36,126)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses
Accounting and audit fees	15,900	-	22,650	10,130
Transfer agent fees	9,120	-	9,120	10,000
Legal fees	5,640	3,207	5,743	11,407
Filing fees	-	1,373	-	2,741
Registration fees	-	-	1,075	900
Total operating expense	30,660	4,579	38,587	35,177

Loss from operations	(30,660)	(4,579)	(38,587)	(35,177)

Interest (expense) income	-	-	-	(287)
Total other income	-	-	-	(287)

Net income	$(30,660)	$(4,579)	$(38,587)	$(35,464)
Net income per common share – basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding – basic and diluted	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$(38,587)	$(35,464)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Interest receivable	-	-
Accounts payable and accrued expenses	1,920	2,261
Loan payable – related party	36,667	34,996
NET CASH USED IN OPERATING ACTIVITIES	-	1,793

NET INCREASE IN CASH	-	1,793
CASH – BEGINNING OF PERIOD	-	-
CASH – END OF PERIOD	$-	$1,793

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financing activities:
Payment on Notes payable – related party	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Statement of Stockholders’ Deficit for the Nine Months ended September 30, 2020

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2019	20,000,000	20,000	10,000,000	10,000	1,946,664	(2,059,703)	(83,039)

Net loss for the period	-	-	-	-	-	(10,530)	(10,530)

Balance – March 31, 2020	20,000,000	20,000	10,000,000	10,000	1,946,664	(2,070,233)	(93,569)

Forgiveness of related party debt	-	-	-	-	91,806	-	91,806

Net loss for the period	-	-	-			(20,355)	(20,355)

Balance – June 30, 2020	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,090,588)	(22,118)

Net loss for the period	-	-	-	-	-	(4,579)	(4,579)

Balance – September 30, 2020	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,095,167)	(26,697)

Statement of Stockholders’ Deficit for the Nine Months ended September 30, 2021

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2020	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,104,596)	(36,126)

Net loss for the period	-	-	-	-	-	-	-

Balance – March 31, 2021	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,104,596)	(36,126)

Net loss for the period	-	-	-	-	-	(7,927)	(7,927)

Balance – June 30, 2021	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,112,523)	(44,053)

Net loss for the period	-	-	-	-	-	(30,660)	(30,660)

Balance – September 30, 2021	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,143,183)	(74,713)

The accompanying notes are an integral part of these condensed financial statements.

SHENTANG INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

Level 2 – Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets, and valuations are based on observable market data in those markets.

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

Note 3 – Discontinued Operations

The Company has fully impaired all assets since the shutdown of its operations in 2009 and has recorded the effects of this impairment as part of its discontinued operations. With the absence of a substantial amount of the old records and the passage of the statute of limitations the company has recorded a discontinued operations expense in 2018 the most current year since operations shutdown based on the accumulated records obtained to date through the third quarter 2021.

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

During the nine months ended September 30, 2021, Plentiful Limited paid a total of $0 on behalf of the Company. As of September 30, 2021, the company had a loan payable remaining of $57,439 due to Plentiful Limited. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 5 – Common Stock

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. As of September 30, 2021 20,000,000 shares of common stock with par value of $0.001 remains outstanding.

Note 6 – Preferred stock

On November 07, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to Custodian Ventures, LLC, with a par value of $0.001 per share for a total of $1,400,000 for consulting services to the company. As of September 30, 2021, 10,000,000 shares of preferred stock valued at $1,400,000 remains outstanding.

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

Note 8 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through November 12, 2021, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

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

Results of Operations

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Revenue

For the three months ended September 30, 2021, the Company generated $0 in revenues. For the three months ended September 30, 2020, the Company generated $0 in revenues.

Expenses

For the three months ended September 30, 2021, we incurred $30,660 in operating expenses as compared to $4,579 for the three months ended September 30, 2020. The increase in operating expense is due to the Company management resuming operating activity during the three months ended September 30, 2021 versus having suspended operating activity in the prior period.

Net loss

For the three months ended September 30, 2021 we incurred a net loss of $30,660 compared to a net loss of $4,579 for the three months ended September 30, 2020. The increase in operating expense is due to the Company management resuming operating activity during the three months ended September 30, 2021 versus having suspended operating activity in the prior period.

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Revenue

For the nine months ended September 30, 2021, the Company generated $0 in revenues. For the nine months ended September 30, 2020, the Company generated $0 in revenues.

Expenses

For the nine months ended September 30, 2021, we incurred $38,587 in operating expenses as compared to $35,177 for the nine months ended September 30, 2020. This slight increase is mainly due to the Company resuming operating activity, including auditing expenses, after having gone through a period of suspending activity and funding during the nine months period ended September 30, 2020.

Net loss

For the nine months ended September 30, 2021, we incurred a net loss of $38,587 compared to a net loss of $35,464 for the nine months ended September 30, 2020. This slight increase is mainly due to the Company resuming operating activity, including auditing expenses, after having gone through a period of suspending activity and funding during the nine months period ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or our controlling shareholder to pay professional fees and expenses. Our Management and our controlling shareholder may provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of September 30, 2021, we had $0 in cash held in trust by the Company’s attorney. As of September 30, 2020, we had $1,793 in cash held in trust by the Company’s attorney.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Lei Xu, our officer and director, or our controlling shareholder.

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

As of September 30, 2021 and 2020, we have had $0 in current assets and $1,798 in current assets, respectively. As of September 30, 2021, we had $74,713 in liabilities, consisting of amounts due to related party and accrued expenses. As of September 30, 2020, we had $28,490 in liabilities.

We had a negative cash flow from operations of $0 during the nine months ended September 30, 2021. We had $0 negative cash flow from operations during the nine months ended September 30, 2020. The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its management or its controlling shareholder and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Ms. Lei Xu, our officer and director.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2020 and 2019 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of September 30, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SHENTANG INTERNATIONAL, INC.

Date: November 12, 2021	By:	/s/ Lei Xu
Lei Xu
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)