Form 10-K
period 2021-12-31
WEDOTALK INC.
filed 2022-03-31
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55973

WEDOTALK INC.

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $0.0305 per share) was approximately $333,792. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s common stock outstanding as of March 31, 2022 was 20,000,000.

WEDOTALK INC.

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

These forward-looking statements involve significant risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements, unless required by law. The following discusses our financial condition and results of operations based upon our audited financial statements which have been prepared in accordance with United States Generally Accepted Accounting Principles and are stated in United States Dollars (US$). It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$).

As used in this annual report, the terms “we,” “us,” “our,” the “Company,” “WedoTalk” and “our company” mean WedoTalk Inc., unless otherwise indicated.

ii

PART I

ITEM 1. BUSINESS

Our Corporate History

WedoTalk Inc. (“we” or the “Company”) was incorporated in the State of Nevada on June 29, 2007. We were an exploration stage company engaged in the exploration of mineral resource properties.

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

On May 11, 2018, the Eighth Judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for the Company, proper notice having been given to the officers and directors of the Company. There was no opposition.

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

On November 7, 2019, the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to Custodian Ventures, LLC, with a par value of $0.001 per share for a total of $1,400,000 for consulting services provided by Custodian Ventures, LLC to the Company. The Company’s common stock and preferred stock have different voting rights whereby one share of common stock is entitled to one (1) vote and one share of preferred stock is entitled to one hundred (100) votes.

On April 29, 2020, the Company entered into and closed the transaction contemplated by a stock purchase agreement (the “Stock Purchase Agreement I”) between the Company, Plentiful Limited, a Samoan company (the “Purchaser”), and Custodian Ventures, LLC, a Wyoming limited liability company (the “Principal”) controlled by David Lazar, an individual (together with the Principal, the “Seller”), the controlling shareholder of the Company. Pursuant to the Stock Purchase Agreement I, Purchaser purchased 10,000,000 shares of preferred stock (the “Shares”) of the Company from the Principal. The full purchase price set forth in the Stock Purchase Agreement I is $240,000, or $0.024, per share. Upon the closing, $225,000 of the purchase price was paid to Principal, and the balance of $15,000 will be paid once the Company’s common stock has received full DTC eligibility approval, subject to the condition that such approval must be obtained by June 5, 2020, or a later date as agreed by Purchaser. The Shares represent approximately 98% of the Company’s outstanding voting power as of the closing. Accordingly, as a result of the transaction, Purchaser became the controlling shareholder of the Company.

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

On August 11, 2021, the Company entered into and closed the transaction contemplated by another stock purchase agreement (the “Stock Purchase Agreement II”) with VEZHONG LIMITED, a British Virgin Islands company, JW Asset Management Limited, a British Virgin Islands company, and Plentiful Limited. Pursuant to the Stock Purchase Agreement II, VEZHONG LIMITED purchased 9,002,000 shares of Series A preferred stock of the Company and JW Asset Management Limited purchased 998,000 shares of Series A preferred stock of the Company, respectively, from Plentiful Limited. The aggregate purchase price for such shares set forth in the Stock Purchase Agreement II is $250,000, or $0.025 per share. Upon the closing, the full purchase price of $250,000 was paid to Plentiful Limited. Accordingly, as a result of the transaction, VEZHONG LIMITED became the controlling shareholder of the Company holding approximately 90.02% of the outstanding voting power of the Company, and JW Asset Management Limited holds 9.98% of the outstanding voting power of the Company.

On December 10, 2021, VEZHONG LIMITED transferred (i) 3,060,680 shares of Series A preferred stock of the Company to VEVEI LIMITED, a British Virgin Islands company, (ii) 2,160,480 shares of Series A preferred stock of the Company to VEYUN LIMITED, a British Virgin Islands company, and (iii) 1,800,400 shares of Series A preferred stock to VEJU LIMITED, a British Virgin Islands company. After the foregoing transfers, VEZHONG continues to hold 1,980,440 shares of Series A preferred stock of the Company. As of December 13, 2021, VEZHONG LIMITED is 44% owned by Mr. De Li, 31% owned by Ms. Lihong Xu and 25% owned by Ms. Yuanjiao Zhou. VEVEI LIMITED has a sole director, Mr. De Li, and is 100% owned by Mr. De Li. VEYUN LIMITED has a sole director, Ms. Lihong Xu, and is 100% owned by Ms. Lihong Xu. VEJU LIMITED has a sole director, Ms. Yuanjiao Zhou, and is 100% owned by Ms. Yuanjiao Zhou.

On March 1, 2022, the Company filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger between the Company and the Company’s newly formed, wholly owned subsidiary, WedoTalk Merger Sub, Inc. (the “Merger Sub”). According to the Articles of Merger, effective March 1, 2022, the Merger Sub merged with and into the Company with the Company continuing as the surviving entity (the “Merger”). As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the Company’s name. Upon the effectiveness of the filing of the Articles of Merger with the Secretary of State of Nevada, which is March 1, 2022, the Company’s Amended and Restated Articles of Incorporation were deemed amended to reflect the change in the Company’s corporate name from Shentang International, Inc. to WedoTalk Inc. (the “Name Change”). The Company also amended and restated its bylaws to be effective on March 1, 2022 to reflect the Name Change.

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

Human Capital

Lei Xu, our Chief Executive Officer and Chief Financial Officer, president, secretary and treasurer, is our sole executive officer. Ms. Xu is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as she deems reasonably necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time she will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

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

Our audited financial statements for the years ended December 31, 2021 and 2020, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

ITEM 2. PROPERTIES

The Company’s office is located at House 1E1, Zhuoyue Weigang North, Nanshan District, Shenzhen, P.R. China 518000, which space is provided to us on a rent-free basis. This arrangement will remain until we find a new business opportunity.

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

Holders of Common Stock

As of March 31, 2022, we had approximately 94 registered shareholders holding 20,000,000 shares of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have not sold any equity securities during the 2021 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2021 fiscal year.

Purchases of Equity Securities

No repurchases of equity securities were made during the fiscal year of 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2021 compared to the year ended December 31, 2020

Revenue

For the year ended December 31, 2021, the Company generated $0 in revenues. For the year ended December 31, 2020, the Company generated $0 in revenues.

Expenses

For the year ended December 31, 2021, we incurred operating expenses in the amount of $75,990. For the year ended December 31, 2020, we incurred operating expenses in the amount of $44,606. The increase is due mainly to legal and audit and accounting fees.

Net Loss

We had net loss of $75,990 for the year ended December 31, 2021. For the year ended December 31, 2020, we incurred a net loss of $44,893. The increase is due to increased legal and audit and accounting fees which occurred in 2021.

Liquidity and Capital Resources

As of December 31, 2021, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2020, we had $0 in cash. As of December 31, 2021, we had $0 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Lei Xu, our sole executive officer and a director, or an affiliated party.

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports.

●	state franchise fees, registered agent fees, legal fees and accounting fees, and

●	investigating, analyzing and consummating an acquisition or business combination.

We estimate that these costs will be in the range of thirty to forty thousand dollars per year, and that we will be able to meet these costs as necessary, to be advanced/loaned to us by Management and/or an affiliated party.

As of December 31, 2021 and 2020, we have had $0 in current assets. As of December 31, 2021, we had $112,116 in liabilities, consisting of accounts payable and a Loan payable due to our Management and affiliated parties. As of December 31, 2020, we had $36,126 in liabilities.

We had a negative cash flow from operations of $38,496 during the year ended December 31, 2021, mainly due to a net loss of $44,893. We financed our negative cash flow from operations during the year ended December 31, 2021 through advances made by our Management and affiliated parties.

We had $38,496 cash flow used in operations during the year ended December 31, 2020. The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or other affiliated parties and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Ms. Lei Xu, our sole executive officer.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2021 and 2020 with an explanatory paragraph on going concern.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2021 and 2020, and are included elsewhere in this registration statement.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since its revival on May 18, 2018 and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our officers and shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2021, our company has an accumulated deficit of $2,180,586. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2021, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

WEDOTALK INC

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of WedoTalk Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WedoTalk Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 31, 2022

WEDOTALK INC.

FORMERLY KNOWN AS SHENTANG INTERNATIONAL, INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$53,145	$15,353
Loan payable – related party	58,970	20,773
Notes payable – related	-	-
Total current liabilities	112,116	36,126

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $0.001 per share; 190,000,000 shares authorized;20,000,000 shares issued and outstanding in 2021 and 2020, respectively	20,000	20,000
Additional paid in capital	2,038,470	2,038,470
Accumulated deficit	(2,180,586)	(2,104,596)
Total stockholders’ deficit	(112,116)	(36,126)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

The accompanying notes are an integral part of these financial statements.

WEDOTALK INC.

FORMERLY KNOWN AS SHENTANG INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

FOR THE PERIODS DECEMBER 31

	2021	2020
REVENUES	$-	-

OPERATING EXPENSES:
Consulting fees – related party	-	-
Legal fees	13,695	17,335
Audit and accounting fees	52,100	10,130
General and Administrative	10,195	17,141
Total operating expenses	75,990	44,606

LOSS BEFORE OTHER INCOME	(75,990)	(44,606)

Other income (expense)
Interest income	-	-
Interest expense	-	(287)
Total other income (expense)	--	(287)

NET LOSS	$(75,990)	$(44,893)

Weighted average common shares outstanding – basic and diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WEDOTALK INC.

FORMERLY KNOWN AS SHENTANG INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE PERIOD DECEMBER 31, 2021 AND DECEMBER 31, 2020

	Series A Preferred Stock		Common Stock				Total
	Number of Shares	Par Value	Number of Shares	Par Value	Capital Deficiency	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2019	10,000,000	$10,000	20,000,000	$20,000	$1,946,664	$(2,059,703)	$(83,039)
							-
Forgiveness of related party debt	-	-	-	-	91,806	-	91,806
Net loss	-	-	-	-	-	(44,893)	(44,893)
Balance - December 31, 2020	10,000,000	$10,000	20,000,000	$20,000	$2,038,470	$(2,104,596)	$(36,126)

				-		-	-
	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(75,990)	(75,990)
Balance - December 31, 2021	10,000,000	$10,000	20,000,000	$20,000	$2,038,470	$(2,180,586)	$(112,116)

WEDOTALK INC.

FORMERLY KNOWN AS SHENTANG INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR THE PERIOD

DECEMBER 31, 2021 and DECEMBER 31, 2020

	2021	2020
OPERATING ACTIVITIES:
Net loss	$(75,990)	$(44,893)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued to related party	-	-

Changes in net assets and liabilities -
Interest receivable	-	-
Accounts payable and accrued expenses	32,792	6,397
Loan payable – related party	38,198	-
NET CASH USED IN OPERATING ACTIVITIES	-	(38,496)

INVESTING ACTIVITIES

None	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Proceeds from Notes payable - related party	-	38,496
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	38,496

NET INCREASE (DECREASE) IN CASH	-	-

CASH – BEGINNING OF PERIOD	-	-
CASH – END OF PERIOD	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Non-cash investing and financing activities:
Proceeds from notes payable related party	-	-
Cancellation of related party note	-	-
Redemption of common stock	-	(27,000)
Debt extinguishment	-	(19,235)

The accompanying notes are an integral part of these financial statements.

WEDOTALK INC.

FORMERLY KNOWN AS SHENTANG INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2021 and DECEMBER 31, 2020

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

 Note 2- Going Concern

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

Note 3 – Discontinued Operations

The Company has fully impaired all assets since the shutdown of its operations in 2009 and has recorded the effects of this impairment as part of its discontinued operations. With the absence of a substantial amount of the old records and the passage of the statute of limitations the company has recorded a discontinued operations expense in 2018 the most current year since operations shutdown based on the accumulated records obtained to date through the year ended 2021.

Note 4 – Related Party Transactions

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

During the year ended December 31, 2021, the company paid a total of $38,198 on behalf of the Company. As of December 31, 2021 and 2020, the company had a loan payable remaining of $58,970 and $20,772 due to Plentiful Limited, respectively. This loan is unsecured, non-interest bearing, and has no specific terms for repayment

Note 5 - Common Stock

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by David Lazar. As of December 31, 2021 and 2020, 20,000,000 shares of common stock with par value of $0.001 remains outstanding.

Note 8 – Preferred stock

On November 07, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to David Lazar, with a par value of $0.001 per share for a total of $1,400,000 for consulting services to the company. As of December 30, 2021 and 2020, 10,000,000 shares of preferred stock valued at $1,400,000 remains outstanding.

Note 6 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $15,958 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended December 31,	2021	2020
Book loss for the year	$(75,990)	$(44,893)

Adjustments:
Accrued expenses
Stock based compensation		8,224
Tax loss for the year	(75,990)	(75,990)

Estimated effective tax rate	21%	21%
Deferred tax asset	$(15,958)	$(7,700)

Details for the last period are as follows:

For the period ended December 31,	2021	2020
Deferred tax asset	$15,958	$7,700
Valuation allowance	(15,958)	(7,700)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carry forward as of December 31, 2020 was $7,700 as itemized below:

Year	Amount	Expiration
2021	$15,958	2040
2020	$7,700	2039

Note 8 – Subsequent Events

On March 1, 2022, Shentang International, Inc. (the “Company”) filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger between the Company and the Company’s newly formed, wholly owned subsidiary, WedoTalk Merger Sub, Inc. (the “Merger Sub”).

According to the Articles of Merger, effective March 1, 2022, the Merger Sub merged with and into the Company with the Company continuing as the surviving entity (the “Merger”).

As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the Company’s name. Upon the effectiveness of the filing of the Articles of Merger with the Secretary of State of Nevada, which is March 1, 2022, the Company’s Amended and Restated Articles of Incorporation were deemed amended to reflect the change in the Company’s corporate name from Shentang International, Inc. to WedoTalk Inc. (the “Name Change”). The Company also amended and restated its bylaws to be effective on March 1, 2022 to reflect the Name Change.

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through March 25, 2022, and has determined that there were no other subsequent events, requiring adjustment to, or disclosure in, the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Lei Xu, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, Lei Xu, the Company’s sole executive officer and employee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2021, our internal control over financial reporting was not effective.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of each of our current executive officers and directors.

Name	Age	Title
Lei Xu	38	Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer
De Li	36	Director

Lei Xu. Ms. Xu serves as chief executive and financial officer and director of the Company since May 2020. Ms. Xu has been a director of Plentiful Limited since October 2018. Prior to joining Plentiful Limited, Ms. Xu was a director at AMTT Digital Service from 2015 to 2018. Ms. Xu holds a bachelor’s degree from The Open University of China.

De Li. Mr. Li serves a director of the Company since December 2021. Mr. Li, an entrepreneur and a founder of VEZHONG LIMITED, graduated from Guilin University of Technology in 2009 and joined Guangzhou Fengmei Leather Co., Ltd. in 2010. Since 2019, he has been an entrepreneur and run his own business.

Our directors hold office until their successors have been duly elected and qualified. There are no arrangements or understandings known to us pursuant to which any director or executive officer was or is to be selected as a director (or director nominee) or executive officer. We do not compensate our directors and do not have any standing committees at this time.

Our directors, officer or affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws. Our officers are appointed by our Board of Directors and holds office until removed by the Board of Directors.

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

Board Composition

The board is currently composed of two members, Ms. Lei Xu and Mr. De Li.

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

Code of Ethics and Business Conduct

During the fiscal year ended December 31, 2021, we did not have a code of ethics that applied to our executive officers, including our principal executive, financial and accounting officers. We did not believe the adoption of a code of ethics at that time would provide any meaningful additional protection to us because we had no employees (other than our CEO), had only one executive officer and director, and we did not conduct any active business operations.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2021, except that one Form 4, covering one transaction, was not filed by Plentiful Limited and Ms. Lei Xu; one Form 3, covering one transaction, was not filed by VEZHONG LIMITED and Mr. De Li; one Form 4, covering one transaction, was not filed by VEZHONG LIMITED, VEVEI LIMITED and Mr. De Li; one Form 3, covering one transaction, was not filed by VEYUN LIMITED and Ms. Lihong Xu; one Form 3, covering one transaction, was not filed by VEJU LIMITED and Ms. Yuanjiao Zhou.

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal years ended December 31, 2021 and 2020. The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal years ended December 31, 2021 and 2020. There are no outstanding equity awards as of December 31, 2021.

Compensation of Directors

During the years ended December 31, 2021 and 2020, no officer received any compensation solely for service as a director. None of our directors received compensation during the years ended December 31, 2021 and 2020.

During the fiscal years of 2021 and 2020, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. Our board conducted deliberations concerning executive officer compensation. Our board has authority and discretion to determine Ms. Lei Xu’s compensation for serving as the Company’s Chief Executive Officer, Chief Financial Officer, president, secretary or treasurer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Unless otherwise noted, the address for each of directors and officers is c/o WedoTalk Inc., House 1E1, Zhuoyue Weigang North, Nanshan District, Shenzhen, P.R. China 518000.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

	Amount and Nature of Beneficial Ownership			Percent of Aggregate
Name of Beneficial Owner	Common Stock	Preferred Stock	Percent(1) of Class	Voting Power(1)
Directors and Executive Officers
Lei Xu	-	-	*	*
De Li(2)	-	5,041,120	50.41%	49.42%
All officers and directors as a group (2 persons)	-	5,041,120	50.41%	49.42%
5% Beneficial Owners
VEZHONG LIMITED(2)		1,980,440	19.80%	19.42%
VEVEI LIMITED(2)		3,060,680	30.61%	30.01%
VEYUN LIMITED(3)		2,160,480	21.60%	21.18%
VEJU LIMITED(4)		1,800,400	18.00%	17.65%
JW Asset Management Limited(5)		998,000	9.98%	9.78%
Feng Bing	1,400,000	-	7.00%	*
Zhongmin Chen	7,056,000	-	35.28%	*
Rong Li	2,000,000	-	10.00%	*
Shaoping Lu	1,730,000	-	8.65%	*

*	Less than 1%.

(1)

Applicable percent of class and percent of aggregate voting power are based on 20,000,000 shares of common stock and 10,000,000 shares of preferred stock outstanding as of March 31, 2022. Each share of common stock is entitled to one vote and each share of preferred stock is entitled to 100 votes. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

De Li is the sole director of VEZHONG LIMITED and VEVEI LIMITED and has voting and dispositive power over the securities held by VEZHONG LIMITED and VEVEI LIMITED. Mr. Li disclaims beneficial ownership of such securities except to the extent of his pecuniary in such securities.

(3)

Lihong Xu is the sole director of VEYUN LIMITED and has voting and dispositive power over the securities held by VEYUN LIMITED. Ms. Lihong Xu disclaims beneficial ownership of such securities except to the extent of her pecuniary in such securities.

(4)

Yuanjiao Zhou is the sole director of VEJU LIMITED and has voting and dispositive power over the securities held by VEJU LIMITED. Ms. Zhou disclaims beneficial ownership of such securities except to the extent of her pecuniary in such securities.

(5)	Tang Ming FUNG is the Director of JW Asset Management Limited and has voting and dispositive power over the securities held by JW Asset Management Limited. Mr. Fung disclaims beneficial ownership of such securities except to the extent of his pecuniary in such securities, if any.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”).

During the year ended December 31, 2021, the Company’s CEO and controlling shareholders paid a total of $38,198 for expenses on behalf of the Company. As of December 31, 2021, the Company had outstanding balance of $58,970 due to its affiliated parties. This balance is unsecured, non-interest bearing, and repayment on demand.

Promoters and Certain Control Persons

David Lazar was our promoter from our revival on May 18, 2018 through April 29, 2020. Other than that, we did not have any other promoters at any time during the past five fiscal years.

Director Independence

None of Ms. Lei Xu or Mr. De Li is an independent director according to the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2020 and 2021:

	2020	2021
Audit Fees	$6,480	16,200
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$6,480	16,200

Audit Fees

For the year ended December 31, 2020 and 2021, we paid $6,480 and $16,200, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2020 and 2021, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2020 and 2021, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2021.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditor for our financial statements as of and for the year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

●	Report of BF Borgers CPA PC, Independent Registered Public Accounting Firm (PCAOB No. 5041)

●	Balance Sheets as of December 31, 2021 and 2020

●	Statements of Operations for the years ended December 31, 2021 and 2020

●	Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020

●	Statements of Cash Flows for the years ended December 31, 2021 and 2020

●	Notes to Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description

2.1	Notice of Entry of Order, dated May 11, 2018, Case No.: A-18-772247-P (incorporated by reference to Exhibit 2 to the Registrant’s Form 10-12G filed on August 2, 2018,)

2.2	Articles of Merger filed with the Secretary of State of Nevada on March 1, 2022 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2022)

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s amended quarterly report on Form 10-Q/A filed on April 29, 2020)

3.2	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed January 28, 2020)

3.3	Certificate of Revival with the state of Nevada, dated May 18, 2018 (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-12G, filed August 2, 2018,).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2022)

4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

10.1	Stock Purchase Agreement dated April 29, 2020 among the Registrant, Plentiful Limited and Custodian Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed May 4, 2020)

10.2	Stock Purchase Agreement dated August 11, 2021 among the Registrant, VEZHONG LIMITED, JW Asset Management Limited and Plentiful Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed August 11, 2021)

31.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEDOTALK INC.

Date: March 31, 2022	By:	/s/ Lei Xu
Lei Xu Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2022	/s/ Lei Xu
Lei Xu
Director, President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Date: March 31, 2022	/s/ De Li
Director