Form 10-Q
period 2022-03-31
WEDOTALK INC.
filed 2022-05-24
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2022

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

The number of shares of registrant’s common stock outstanding as of May 23, 2022 was 20,000,000.

FORM 10-Q

WEDOTALK INC.

F/K/A

SHENTANG INTERNATIONAL, INC.

March 31, 2022

i

PART I. FINANCIAL INFORMATION

WEDOTALK INC.

F/K/A

SHENTANG INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	37,013	53,145
Loan Payable – Related Party	81,861	58,971
Total current liabilities	118,874	112,116

Commitments and Contingencies	-	-
STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $0.001 per share; 190,000,000 shares authorized; 20,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	20,000	20,000
Additional paid in capital	2,038,470	2,038,470
Accumulated deficit	(2,187,344)	(2,180,586)
Total stockholders’ deficit	(118,874)	(112,116)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WEDOTALK INC.

F/K/A

SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Operating expenses
Accounting and audit fees	4,500	-
Legal fees	4,048	-
Transfer agent fees	460	-
Total operating expense	9,008	-

Loss from operations	(9,008)	-

Other income	2,250	-
Total other income(loss)	2,250	-

Net income	$(6,758)	$-
Net income per common share – basic and diluted	$-	$-
Weighted average common shares outstanding – basic and diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

WEDOTALK INC.

F/K/A

SHENTANG INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(6,758)	$-

Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts payable and accrued expenses	(16,132)	-
Loan payable – related party	22,890	-
NET CASH USED IN OPERATING ACTIVITIES	-	-

FINANCING ACTIVITIES:
None	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	-	-

CASH – BEGINNING OF PERIOD	-	4,135
CASH – END OF PERIOD	$-	$4,135

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financing activities:

Payment on Notes payable – related party	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WEDOTALK INC.

F/K/A

SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2022

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2021	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,180,586)	(112,116)

	-	-			-	-	-
Net loss for the period	-	-	-	-	-	(6,758)	(6,758)
Balance –March 31, 2022	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,187,344)	(118,874)

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2021

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2020	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,104,596)	(36,126)

Net loss for the period	-	-	-	-	-	-	-
Balance –March 31, 2021	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,104,596)	(36,126)

The accompanying notes are an integral part of these condensed financial statements.

WEDOTALK INC.

F/K/A

SHENTANG INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

WedoTalk Inc. f/k/a Shentang International, Inc. (“we” or the “Company”) was incorporated in the State of Nevada on June 29, 2007. We were an exploration-stage company engaged in the exploration of mineral resource properties.

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

On December 14, 2021, the Company submitted an Issuer Company-Related Action Notification to FINRA regarding the Name Change. FINRA has not yet declared an effective date for the Name Change. Pending FINRA approval, the Company’s common stock will continue to trade on the OTC Pink Markets under the symbol “SHNL”.

Copies of the Articles of Merger filed with the Secretary of State of Nevada and the Amended and Restated Bylaws are attached hereto as Exhibits 2.1 and 3.1, respectively, and are incorporated herein by reference. The only change to the Company’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws is the change of the Company’s corporate name from Shentang International, Inc. to WedoTalk Inc. in each document.

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

Note 3 – Discontinued Operations

The Company has fully impaired all assets since the shutdown of its operations in 2009 and has recorded the effects of this impairment as part of its discontinued operations. With the absence of a substantial amount of the old records and the passage of the statute of limitations the company has recorded a discontinued operations expense in 2018 the most current year since operations shutdown based on the accumulated records obtained to date through the first quarter 2022.

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

During the quarter ended March 31, 2022, Plentiful Limited paid a total of $16,132 on behalf of the Company. As of March 31, 2022, the company had a loan payable remaining of $81,861 due to Plentiful Limited. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 5 – Common Stock

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. As of March 31, 2022 20,000,000 shares of common stock with par value of $0.001 remains outstanding.

Note 6 – Preferred stock

On November 07, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to Custodian Ventures, LLC, with a par value of $0.001 per share for a total of $1,400,000 for consulting services to the company. As of March 31, 2022, 10,000,000 shares of preferred stock valued at $1,400,000 remains outstanding.

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

Note 8 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through May 23, 2022, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in our Annual Report on Form 10-K filed on March 31, 2022, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

WedoTalk Inc. f/k/a Shentang International, Inc. has administrative offices located at House 1E1, Zhuoyue Weigang North, Nanshan District, Shenzhen, P.R. China 518000.

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

Results of Operations

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Revenue

For the three months ended March 31, 2022, the Company generated $0 in revenues. For the three months ended March 31, 2021, the Company generated $0 in revenues.

Expenses

For the three months ended March 31, 2022, we incurred $9,008 in operating expenses as compared to no operating expenses for the three months ended March 31, 2021. This increase is mainly due to the Company paying audit, transfer agent and legal fees during the three months period.

Net loss

For the three months ended March 31, 2022, we incurred a net loss of $6,758 compared to a net loss of $0 for the three months ended March 31, 2021. This increase in net loss is mainly due to the Company paying audit, transfer agent and legal fees during the three months period.

Liquidity and Capital Resources

As of March 31, 2022, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and our controlling shareholders have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of March 31, 2022, we had $0 in cash. As of March 31, 2021, we had $0 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and our controlling shareholders to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Lei Xu, our sole executive officer and a director, or other affiliated parties.

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports.

●	state franchise fees, registered agent fees, legal fees and accounting fees, and

●	investigating, analyzing and consummating an acquisition or business combination.

We believe that we will be able to meet these costs as necessary, to be advanced/loaned to us by Management and/or our controlling shareholders.

On March 31, 2022 and 2021, we have had $0 in current assets and $0 in current assets, respectively. As of March 31, 2022, we had $118,874 in liabilities, consisting of amounts due to related parties and accrued expenses. As of March 31, 2021, we had $36,126 in liabilities.

We had a negative cash flow from operations of $0 during the three months ended March 31, 2022. We had $0 cash flow from operations during the three months ended March 31, 2021. The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or other affiliated parties and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Ms. Lei Xu, our sole executive officer and a director.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditor has unqualified audit opinion for the years ended December 31, 2021 and 2020 with an explanatory paragraph on going concern.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WEDOTALK INC.

Date: May 23, 2022	By:	/s/ Lei Xu
Lei Xu Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)