Form 10-Q
period 2022-06-30
WEDOTALK INC.
filed 2022-08-16
CIK 1422296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2022

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

The number of shares of registrant’s common stock outstanding as of August 15, 2022 was 20,000,000.

FORM 10-Q

WEDOTALK INC.

June 30, 2022

i

PART I. FINANCIAL INFORMATION

WEDOTALK INC.

F/K/A SHENTANG INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	46,231	53,145
Loan Payable – Related Party	86,861	58,971
Total current liabilities	133,092	112,116

Commitments and Contingencies	-	-
STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $0.001 per share; 990,000,000 shares authorized; 20,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	20,000	20,000
Additional paid in capital	2,038,470	2,038,470
Accumulated deficit	(2,201,562)	(2,180,586)
Total stockholders' deficit	(133,093)	(112,116)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WEDOTALK INC.

F/K/A SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses
Legal fees	$2,396	$103	$6,445	$103
Audit and accounting fees	10,000	6,750	14,500	6,750
Transfer agent fees	-	-	-	-
Registration fees	-	1,075	-	1,075
Filing fees	1,822	-	2,282	-
Total operating expense	14,218	7,928	23,227	7,928

Loss from operations	-	(7,928)	(23,227)	(7,928)

Other income	-	-	2,250	-
Total Other income	-	-	2,250	-

Net loss	$(14,218)	$(7,928)	$(20,976)	$(7,928)
Net loss per common share – basic and diluted	$(0.00)	$(0.00	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

WEDOTALK INC.

F/K/A SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the SixMonths Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(20,976)	$(7,928)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts payable and accrued expenses	(6,914)	7,928
Loan payable – related party	27,890	-
NET CASH USED IN OPERATING ACTIVITIES	-	-

FINANCING ACTIVITIES:
None	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	-	-

CASH – BEGINNING OF PERIOD	-	-
CASH – END OF PERIOD	$-	$-
SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-
Non-cash investing and financing activities:
Payment on Notes payable – related party	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WEDOTALK INC.

F/K/A SHENTANG INTERNATIONAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Statement of Stockholders’ Deficit for the SixMonths ended June 30, 2022

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2021	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,180,586)	(112,116)

Net loss for the period	-	-	-	-	-	(6,758)	(6,758)
Balance – March 31, 2022	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,187,344)	(118,874)
	-	-			-	-	-
Net loss for the period	-	-	-	-	-	(14,218)	(14,218)
Balance – June 30, 2022	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,201,562)	(133,093)

Statement of Stockholders’ Deficit for the SixMonths ended June 30, 2021

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2020	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,104,596)	(36,126)

Net loss for the period	-	-	-	-	-	-	-
Balance – March 31, 2021	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,104,596)	(36,126)

Net loss for the period	-	-	-	-	-	(7,928)	(7,928)
Balance – June 30, 2021	20,000,000	20,000	10,000,000	10,000	2,038,470	(2,112,524)	(44,054)

The accompanying notes are an integral part of these condensed financial statements.

WEDOTALK INC.

F/K/A SHENTANG INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIXMONTHS ENDED JUNE 30, 2022

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

As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the Company's name. Upon the effectiveness of the filing of the Articles of Merger with the Secretary of State of Nevada, which is March 1, 2022, the Company’s Amended and Restated Articles of Incorporation were deemed amended to reflect the change in the Company’s corporate name from Shentang International, Inc. to WedoTalk Inc. (the “Name Change”). The Company also amended and restated its bylaws to be effective on March 1, 2022 to reflect the Name Change. The only change to the Company’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws is the change of the Company’s corporate name from Shentang International, Inc. to WedoTalk Inc. in each document.

On December 14, 2021, the Company submitted an Issuer Company-Related Action Notification to FINRA regarding the Name Change. On July 25, 2022, FINRA approved the Name Change, and on July 26, 2022, the Company’s common stock started to trade on the OTC Pink Markets under the symbol “WDTK”.

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

Note 3 – Discontinued Operations

The Company has fully impaired all assets since the shutdown of its operations in 2009 and has recorded the effects of this impairment as part of its discontinued operations. With the absence of a substantial amount of the old records and the passage of the statute of limitations the company has recorded a discontinued operations expense in 2018 the most current year since operations shutdown based on the accumulated records obtained to date through the second quarter 2022.

Note 4 – Related Party Transactions

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. In addition, the company elected to cancel and return to the shareholder the promissory note dated May 31, 2018 in the principal amount of $7,500. The company shall also pay the additional amount of $19,168.97 by issuance of a promissory note and cancel interest of $331.03 due on the May 31, 2018 note. The promissory note dated November 19, 2019, in the amount of $19, 168.97 is due and payable in full within one hundred eight (180) days following written demand by the holder and bears an interest rate of 3% per annum.On April 29, 2020, the Custodian Ventures LLC agreed to forgive all amounts owed on the November 19, 2019 promissory note of $19,168.97, including accrued interest for a total of $19,522. As of June 30, 2020, $0 remains outstanding.

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

During the six monthsendedJune 30, 2022, Plentiful Limited paid a total of $27,890on behalf of the Company. As of June 30, 2022, the company had a loan payable remaining of $86,861 due to Plentiful Limited. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 5– Common Stock

On November 19, 2019, the Company board of directors determined that it is their best interest to redeem the 27,000,000 shares of common stock, held by Custodian Ventures, LLC. As of June 30, 2022 20,000,000 shares of common stock with par value of $0.001 remains outstanding.

Note 6– Preferred stock

On November 07, 2019 the board of directors approved the issuance of 10,000,000 shares of Series A preferred stock to Custodian Ventures, LLC, with a par value of $0.001 per share for a total of $1,400,000 for consulting services to the company. As of June 30, 2022, 10,000,000 shares of preferred stock remain outstanding.

Note 7– Additional paid in capital

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

Note 8– Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through August 15, 2022, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

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

On December 14, 2021, the Company submitted an Issuer Company-Related Action Notification to FINRA regarding the Name Change. On July 25, 2022, FINRA approved the Name Change, and on July 26, 2022, the Company’s common stock started to trade on the OTC Pink Markets under the symbol “WDTK”.

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

Results of Operations

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Revenue

For the three months ending June 30, 2022, the Company generated $0 in revenues. For the three months ended June 30, 2021, the Company generated $0 in revenues.

Expenses

For the three months ended June 30, 2022, we incurred $14,218 in operating expenses as compared to $7,928 operating expenses for the three months ended June 30, 2021. This increase is mainly due to the Company paying audit, transfer agent and legal fees during the three months period.

Net loss

For the three months ended June 30, 2022, we incurred a net loss of $14,218 compared to a net loss of $7,928 for the three months ended June 30, 2021. This increase is mainly due to the Company paying audit, transfer agent and legal fees during the three months period.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Revenue

For the six months ending June 30, 2022, the Company generated $0 in revenues. For the six months ended June 30, 2021, the Company generated $0 in revenues.

Expenses

For the six months ended June 30, 2022, we incurred $23,226 in operating expenses as compared to $7,928 operating expenses for the six months ended June 30, 2021. This increase is mainly due to the Company paying audit, transfer agent and legal fees during the six months period.

Net loss

For the six months ended June 30, 2022, we incurred a net loss of $20,976 compared to a net loss of $7,928 for the six months ended June 30, 2021. This increase is mainly due to the Company paying audit, transfer agent and legal fees during the six months period.

Liquidity and Capital Resources

As of June 30, 2022, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or our controlling shareholder to pay professional fees and expenses. Our Management and our controlling shareholder have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management.

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

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports.

●	Nevada annual fees, registered agent fees, legal fees and accounting fees, and

●	investigating, analyzing and consummating an acquisition or business combination.

We believe that we will be able to meet these costs as necessary, to be advanced/loaned to us by Management and/or our controlling shareholder.

On June 30, 2022 and 2021, we have had $nil and $nil in current assets, respectively. As of June 30, 2022, we had $133,092 in liabilities, consisting of amounts due to related party and accrued expenses. As of June 30, 2021, we had $44,053 in liabilities.

We had a negative cash flow from operations of $nil during the six months ended June 30, 2022. We had $nil in cash flow from operations during the sixmonths ended June 30, 2021. The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Ms. Lei Xu, our sole officer and director.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K.However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

WEDOTALK INC.

Date: August 16, 2022	By:	/s/ Lei Xu
Lei Xu Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)